Form 10QSB
period 1996-09-30
EDG CAPITAL INC
filed 1996-11-14
CIK 869709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________

         Commission File Number 33-37674-NY


                                EDG CAPITAL, INC.
         (Exact name of small business issuer as specified in its charter)

        New York                                            11-3023098
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

         P.O. Box 1563, Rocky Point, New York                 11778
         (Address of principal executive offices)           (Zip Code)

         (516) 744-0414
         (Issuer's telephone number, including area code)

         N/A
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 62,500 as of September 30, 1996.

Transitional Small Business Issuer Disclosure Format: Yes __ No  X

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                                 September 30,        June 30,
                                                     1996               1996
                                                 ------------         --------
                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash                                          $  7,540            $ 10,517
                                                   ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Accrued expenses                                  $  1,379            $  2,954
                                                   --------            --------
         TOTAL LIABILITIES                            1,379               2,954
                                                   --------            --------


STOCKHOLDERS' EQUITY
 Common stock, $.001 par value
  50,000,000 shares authorized
  62,500 shares issued and outstanding                   63                  63
 Capital in excess of par value                      37,790              37,790
 Deficit accumulated during development stage       (31,692)            (30,290)
                                                   --------            --------

 TOTAL STOCKHOLDERS' EQUITY                           6,161               7,563
                                                   --------            --------

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                            $  7,540            $ 10,517
                                                   ========            ========

                               EDG CAPITAL , INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                         For The Three               From Inception
                                         Months Ended               August 13, 1990
                                         September 30,                    To
                                       1996           1995        September 30, 1996
                                       ----           ----        ------------------
REVENUE
         Interest                    $     50       $     93           $  2,391
                                     --------       --------           --------

EXPENSES
         Professional                     915          2,305             24,969
         Miscellaneous                      0              0                349
         Office                             0              0              2,431
         Filing fees                      150            101              3,389
                                     --------       --------           --------

         TOTAL                          1,065          2,406             31,138
                                     --------       --------           --------

LOSS BEFORE INCOME TAXES               (1,015)        (2,313)           (28,747)

INCOME TAXES                              387            421              2,945
                                     --------       --------           --------

NET LOSS                             $ (1,402)      $ (2,734)          $(31,692)
                                     ========       ========           ========

LOSS PER SHARE:
   Net loss per share                $   (.02)      $   (.04)            $(. 59)
                                     ========       ========           ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING           62,500         62,500             54,054
                                     ========       ========           ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                      For The Three     From Inception
                                                       Months Ended     August 13, 1990
                                                       September 30,          To
                                                      1996       1995  September 30, 1996
                                                      ----       ----  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                  $ (1,402)   $ (2,734)   $(31,692)
         Increase (decrease) in accrued expenses     (1,575)        320       1,379
                                                   --------    --------    --------

NET CASH USED BY OPERATING ACTIVITIES                (2,977)     (2,414)    (30,313)
                                                   --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                         0           0          63
         Paid in capital                                  0           0      52,437
         Offering costs                                   0           0     (14,647)
                                                   --------    --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 0           0      37,853
                                                   --------    --------    --------

NET INCREASE (DECREASE) IN CASH                      (2,977)     (2,414)      7,540

BEGINNING CASH BALANCE                               10,517      16,900           0
                                                   --------    --------    --------

ENDING CASH BALANCE                                $  7,540    $ 14,486    $  7,540
                                                   ========    ========    ========


                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                       Deficit
                                                                                                      Accumulated
                                                                                        Capital in      During         Total
                                                                 Common Stock            Excess of    Development   Stockholders'
                                                                Shares       Amount      Par Value      Stage          Equity

Balance, August 13, 1990  (inception)                                0       $    0       $    0         $    0        $    0
Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                              12,500           13        2,487           --           2,500

Net loss from inception to June 30, 1991                          --           --           --           (2,163)       (2,163)

Public offering of common stock and warrants                    50,000           50       49,950           --          50,000

Offering costs                                                    --           --         (14,647)         --          (14,647)

Net loss for the year ended June 30, 1992                         --           --           --           (4,977)       (4,977)

Net loss for the year ended June 30, 1993                         --           --           --           (4,750)       (4,750)

Net loss for the year ended June 30, 1994                         --           --           --           (5,297)       (5,297)
                                                                ------       ------       ------         ------        ------

Balance, June 30, 1994                                          62,500           63       37,790         (17,187)      20,666

Net loss for the year ended June 30, 1995                         --           --           --           (6,165)       (6,165)
                                                                ------       ------       ------         ------        ------

Balance, June 30, 1995                                          62,500           63       37,790         (23,352)      14,501

Net loss for the year ended June 30, 1996                         --           --           --           (6,938)       (6,938)
                                                                ------       ------       ------         ------        ------

Balance, June 30, 1996                                          62,500           63       37,790         (30,290)       7,563

Net loss for the three months ended  September 30, 1996           --           --           --           (1,402)       (1,402)
                                                                ------       ------       ------         ------        ------

Balance, September 30, 1996 (unaudited)                         62,500       $   63       $37,790        $(31,692)     $6,161
                                                                ======       ======       =======        ========      ======



                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

GENERAL AND RELATED PARTY

     The Company has entered into an oral arrangement with Mr. Edwin Green, President of the Company, providing for the use of a portion of his home as a temporary office until such time as the Company needs additional facilities. The Company does not pay rent for the use of such facilities.

     The financial data for the three months ended September 30, 1996 and 1995 and for the period August 13, 1990 (commencement of development stage) through September 30, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the three months ended September 30, 1996:

 Income taxes                                            $ 404
 Interest                                                  -0-

INCOME TAXES

As of September 30, 1996, the Company had a $30,290 net operating loss carryforward available to offset future taxable income through 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Plan of Operation

     The Registrant was formed August 13, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with the initial capitalization of the Registrant a total of 12,500 shares of its common stock were issued to its officers and directors for the aggregate sum of $2,500. On June 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18 for an offering of 50,000 Units of Common Stock and Warrants to purchase shares of Common Stock at $1.00 per Unit. The offering was closed in November 1991, and the Warrants included in the Units have expired.

The Registrant is implementing its plan of operation by seeking to locate a suitable company which desires to go public through a "reverse acquisition" with the Registrant. Although no assurance can be given, Registrant believes its cash on hand will satisfy its cash requirements until it effects such an acquisition. However, Registrant intends to seek to raise from the sale of shares of its Common Stock additional funds in the next six months to augment its cash on hand, which capital could also be used for the benefit of any company it acquires or with which it merges. There can be no assurance that the Company's financing efforts will be successful.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations.

     Since inception the Registrant has not any business operations, and its activities have been limited to the sale of its securities and the search for a company to acquire through a "reverse acquisition." The Registrant will not have any business operations until, if ever, such time as it effects an acquisition. Accordingly, no revenue has been generated by the Registrant since its inception.

     For the years ended June 30, 1996 and 1995, the Registrant had a net loss of ($6,938) and ($6,165), respectively, or ($.11) and ($.10) per share. From inception to September 30, 1996, the Registrant had a net loss of ($31,692), or ($.59) per share. For the three months ended September 30, 1996, the Registrant had a net loss of ($1,402), or ($.02) per share, compared to a net loss of ($2,734), or ($.04) per share, for the same period in the prior year. Such net losses are attributable primarily to professional fees associated with the Registrant's status as a public company.

     Liquidity and Capital Resources.

     As of June 30, 1996, the Registrant had assets of $10,517 (all in cash), total liabilities of $2,954 and total shareholders' equity of $7,563. As of September 30, 1996, the Registrant had cash of $7,540 and no other assets, liabilities of $1,379 and total shareholders' equity of $6,161.

The decrease in cash and shareholders' equity resulted primarily from professional fees associated with the Registrant's status as a public company.

              Registrant intends to seek to raise from the sale of shares of its Common Stock additional funds in the next six months to augment its cash on hand, which capital could also be used for the benefit of any company it acquires or with which it merges. There can be no assurance that the Company's financing efforts will be successful.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1996               EDG CAPITAL, INC.



                                         By /s/ Edwin D. Green
                                            -------------------------------
                                            Edwin D. Green, President
                                            and Principal Financial Officer