Form 10KSB/A
period 1996-06-30
EDG CAPITAL INC
filed 1996-12-09
CIK 869709

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

                                   FORM 10-KSB/A

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


                                             Date:  December 4, 1996


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



                                             /s/ Edwin D. Green
                                             -------------------------------
                                             Edwin D. Green
                                             Director

                                             Date:  December 4, 1996



                                             /s/ Linda Green
                                             -------------------------------
                                             Linda Green
                                             Director

                                             Date:  December 4, 1996



                                             /s/ Seth Green
                                             -------------------------------
                                             Seth Green
                                             Director

                                             Date:  December 4, 1996

                                Exhibit Index

Exhibit No.                                             Description
-----------                                             -----------

    27                                                  Financial Data Schedule