Form 10QSB/A
period 1996-09-30
EDG CAPITAL INC
filed 1996-12-09
CIK 869709

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

     Commission File Number 33-37674-NY


                                EDG CAPITAL, INC.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               New York                                11-3023098
     ------------------------------               --------------------
     State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization                Identification No.)


       P.O. Box 1563, Rocky Point, New York               11778
     ----------------------------------------          -----------
     (Address of principal executive offices)          (Zip Code)

                                 (516) 744-0414
     -----------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                       N/A
     -----------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____.

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 62,500 as of September 30, 1996.

Transitional Small Business Issuer Disclosure Format: Yes_____     No   X

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    December 4, 1996              EDG CAPITAL, INC.


                                   By   /s/ Edwin D. Green
                                        ------------------------------------
                                        Edwin D. Green, President
                                        and Principal Financial Officer

                                  Exhibit Index


          Exhibit No.                        Description
          -----------                        -----------------------
              27                             Financial Data Schedule