Form 10QSB
period 1996-12-31
EDG CAPITAL INC
filed 1997-02-18
CIK 869709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ________

      Commission File Number 33-37674-NY

                                EDG CAPITAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        New York                                                 11-3023098
--------------------------------------------------------------------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 1563, Rocky Point, New York                                11778
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

      (516) 744-0414
--------------------------------------------------------------------------------
(Issuer's telephone number, including area code)

      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 62,500 as of December 31, 1996.

Transitional Small Business Issuer Disclosure Format: Yes |_| No |X|

PART I

ITEM 1. FINANCIAL STATEMENTS.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                        December 31,    June 30,
                                                           1996           1996
                                                        (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash                                                   $  5,225     $ 10,517
                                                          ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accrued expenses                                       $    929        2,954
                                                          --------     --------

   TOTAL LIABILITIES                                           929        2,954
                                                          --------     --------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
    50,000,000 shares authorized
    62,500 shares issued and outstanding                        63           63
   Capital in excess of par value                           37,790       37,790
   Deficit accumulated during development stage            (33,557)     (30,290)
                                                          --------     --------

   TOTAL STOCKHOLDERS' EQUITY                                4,296        7,563
                                                          --------     --------

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                 $  5,225     $ 10,517
                                                          ========     ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               For The Six       From Inception
                                               Months Ended      August 13, 1990
                                                December 31,           To
                                             1996          1995   December 31,

REVENUE
      Interest                             $     78      $    169      $  2,419
                                           --------      --------      --------

EXPENSES
      Professional                            2,652         2,730        26,706
      Miscellaneous                               5             0           354
      Office                                      0             0         2,431
      Filing fees                               301           201         3,540
                                           --------      --------      --------

      TOTAL                                   2,958         2,931        33,031
                                           --------      --------      --------

LOSS BEFORE INCOME TAXES                     (2,880)       (2,762)      (30,612)

INCOME TAXES                                    387           421         2,945
                                           --------      --------      --------

NET LOSS                                   $ (3,267)     $ (3,183)     $(33,557)
                                           ========      ========      ========

LOSS PER SHARE:
   Net loss per share                      $   (.05)     $   (.05)     $   (.62)
                                           ========      ========      ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    62,500        62,500        54,401
                                           ========      ========      ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           For The Three
                                                            Months Ended
                                                            December 31,
                                                        1996             1995

REVENUE
      Interest                                        $     28         $     76
                                                      --------         --------

EXPENSES
      Professional                                       1,737              425
      Miscellaneous                                          5                0
      Office                                                 0                0
      Filing fees                                          151              100
                                                      --------         --------
      TOTAL                                              1,893              525
                                                      --------         --------

LOSS BEFORE INCOME TAXES                                (1,865)            (449)

INCOME TAXES                                                 0                0
                                                      --------         --------
NET LOSS                                              $ (1,865)        $   (449)
                                                      ========         ========
LOSS PER SHARE:
   Net loss per share                                 $   (.03)        $   (.01)
                                                      ========         ========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                            62,500           62,500
                                                      ========         ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                 For The Six      From Inception
                                                Months Ended     August 13, 1990
                                                 December 31,           To
                                               1996        1995   December 31,

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                              $ (3,267)    $ (3,183)   $(33,557)
      Increase (decrease) in
        accrued expenses                      (2,025)      (1,495)        929
                                            --------     --------    --------
NET CASH USED BY OPERATING ACTIVITIES         (5,292)      (4,678)    (32,628)
                                            --------     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                     0            0          63
      Paid in capital                              0            0      52,437
      Offering costs                               0            0     (14,647)
                                            --------     --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES          0            0      37,853
                                            --------     --------    --------

 NET INCREASE (DECREASE) IN CASH              (5,292)      (4,678)      5,225

BEGINNING CASH BALANCE                        10,517       16,900           0
                                            --------     --------    --------

ENDING CASH BALANCE                         $  5,225     $ 12,222    $  5,225
                                            ========     ========    ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           Deficit
                                                                                         Accumulated
                                                                             Capital in    During        Total
                                                          Common Stock        Excess of  Development  Stockholders'
                                                        Shares     Amount     Par Value     Stage       Equity

Balance, August 13, 1990  (inception)                        0    $      0    $      0    $      0     $      0

Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                      12,500          13       2,487                    2,500

Net loss from inception to June 30, 1991                                                    (2,163)      (2,163)

Public offering of common stock and warrants            50,000          50      49,950                   50,000

Offering costs                                                                 (14,647)                 (14,647)

Net loss for the year ended June 30, 1992                                                   (4,977)      (4,977)

Net loss for the year ended June 30, 1993                                                   (4,750)      (4,750)

Net loss for the year ended June 30, 1994                                                   (5,297)      (5,297)
                                                      --------    --------    --------    --------     --------

Balance, June 30, 1994                                  62,500          63      37,790     (17,187)      20,666

Net loss for the year ended June 30, 1995                                                   (6,165)      (6,165)
                                                      --------    --------    --------    --------     --------

Balance, June 30, 1995                                  62,500          63      37,790     (23,352)      14,501

Net loss for the year ended June 30, 1996                                                   (6,938)      (6,938)
                                                      --------    --------    --------    --------     --------

Balance, June 30, 1996                                  62,500          63      37,790     (30,290)       7,563

Net loss for the six months ended  December 31, 1996                                        (3,267)      (3,267)
                                                      --------    --------    --------    --------     --------

Balance, December 31, 1996 (unaudited)                  62,500    $     63    $ 37,790    $(33,557)    $  4,296
                                                      ========    ========    ========    ========     ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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

      The financial data for the three and six months ended December 31, 1996 and 1995 and for the period August 13, 1990 (commencement of development stage) through December 31, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the six months ended December 31, 1996:

Income taxes           $ 404
Interest                 -0-

INCOME TAXES

As of December 31, 1996, the Company had a $30,290 net operating loss carryforward available to offset future taxable income through 2005.

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

      For the years ended June 30, 1996 and 1995, the Registrant had a net loss of ($6,938) and ($6,165), respectively, or ($.11) and ($.10) per share. From inception to December 31, 1996, the Registrant had a net loss of ($33,557), or ($.62) per share. For the six months ended December 31, 1996, the Registrant had a net loss of ($3,267), or ($.05) per share, compared to a net loss of ($3,183), or ($.05) per share, for the same period in the prior year. Such net losses are attributable primarily to professional fees associated with the Registrant's status as a public company.

      Liquidity and Capital Resources.

      As of June 30, 1996, the Registrant had assets of $10,517 (all in cash), total liabilities of $2,954 and total shareholders' equity of $7,563. As of December 31, 1996, the Registrant had cash of $5,225 and no other assets, liabilities of $929 and total shareholders' equity of $4,296. The decrease in cash and shareholders' equity resulted primarily from professional fees associated with the Registrant's status as a public company.

      Registrant intends to seek to raise from the sale of shares of its Common Stock additional funds in the next six months to augment its cash on hand, which capital could also be used for the benefit of any company it acquires or with which it merges. There can be no assurance that the Company's financing efforts will be successful.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibit is filed with this report:                     Page
                                                                           ----
      27  Financial Data Schedule.                                          11

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 1997                EDG CAPITAL, INC.


                                        By /s/ Linda Green
                                           -------------------------
                                           Linda Green, President
                                           and Principal Financial Officer