Form 10QSB
period 1997-03-31
EDG CAPITAL INC
filed 1997-05-15
CIK 869709

    U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                  FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

    Commission File Number 33-37674-NY

                               EDG CAPITAL, INC.
       (Exact name of small businss issuer as specified in its charter)

          New York                              11-3023098
State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)


  P.O. Box 1563, Rocky Point, New York               11778
(Address of principal executive offices)           Zip Code)


                               (516) 744-0414
            (Issuer's telephone number, including area code)

                                     N/A
         (Former name, former address and former fiscal year, if
                       changed since last report)

    Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 62,500 as of May 9, 1997.

    Transitional Small Business Issuer Disclosure Format: Yes  No X

                   Page 1 of 11; Exhibit Index is on Page 9

PART I

ITEM 1. FINANCIAL STATEMENTS.

                               EDG CAPITAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                                                         MARCH 31,
                                                                           1997      JUNE 30,
                                                                        (UNAUDITED)    1996
                                                                        -----------  ---------
ASSETS
CURRENT ASSETS
 Cash.................................................................   $   3,714   $  10,517
                                                                        -----------  ---------
                                                                        -----------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Accrued expenses.....................................................   $   2,582       2,954
                                                                        -----------  ---------
  TOTAL LIABILITIES...................................................       2,582       2,954
                                                                        -----------  ---------
STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000 shares authorized, 62,500
   shares issued and outstanding......................................          63          63
 Capital in excess of par value.......................................      37,790      37,790
 Deficit accumulated during development stage.........................     (36,721)    (30,290)
                                                                        -----------  ---------
  TOTAL STOCKHOLDERS' EQUITY..........................................       1,132       7,563
                                                                        -----------  ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................   $   3,714   $  10,517
                                                                        -----------  ---------
                                                                        -----------  ---------

                               EDG CAPITAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                        FOR THE NINE       FROM INCEPTION
                                                                        MONTHS ENDED        (AUGUST 13,
                                                                       MARCH 31, 1997          1990)
                                                                    --------------------         TO
                                                                      1997       1996      MARCH 31, 1997
                                                                    ---------  ---------  ----------------
REVENUE
 Interest.........................................................  $      78  $     230     $    2,419

                                                                    ---------  ---------       --------
EXPENSES
 Professional.....................................................      5,386      3,623         29,440
 Miscellaneous....................................................         35          0            384
 Office...........................................................                     0          2,431
 Filing fees......................................................        701        618          3,940
                                                                    ---------  ---------       --------
    TOTAL.........................................................      6,122      4,241         36,195
                                                                   ---------  ---------       --------

LOSS BEFORE INCOME TAXES..........................................  $  (6,044) $  (4,011)    $  (33,776)
INCOME TAXES......................................................        387        421          2,945
                                                                    ---------  ---------       --------

NET LOSS..........................................................  $  (6,431) $  (4,432)    $  (36,721)
                                                                    ---------  ---------       --------
                                                                    ---------  ---------       --------
LOSS PER SHARE:
 Net loss per share...............................................  $    (.10) $    (.07)    $     (.67)
                                                                    ---------  ---------       --------
                                                                    ---------  ---------       --------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..............     62,500     62,500         54,714

                                                                    ---------  ---------       --------
                                                                    ---------  ---------       --------

                               EDG CAPITAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                             COMMON STOCK        CAPITAL IN      DURING        TOTAL
                                                       ------------------------   EXCESS OF   DEVELOPMENT   STOCKHOLDERS'
                                                         SHARES       AMOUNT      PAR VALUE      STAGE         EQUITY
                                                       -----------  -----------  -----------  ------------  ------------
Balance, August 13, 1990 (inception )................  $    0       $       0    $        0    $        0   $       0
Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990...................  12,500               13        2,487                       2,500
Net loss from inception to June 30, 1991.............                                              (2,163)       (2,163)
Public offering of common stock and warrants.........  50,000               50       49,950                      50,000
Offering costs.......................................                               (14,647)                    (14,647)
Net loss for the year ended June 30, 1992............                                              (4,977)       (4,977)
Net loss for the year ended June 30, 1993............                                              (4,750)       (4,750)
Net loss for the year ended June 30, 1994............                                              (5,297)       (5,297)

                                                       -----------         ---   -----------  ------------  ------------
Balance, June 30, 1994...............................  62,500               63       37,790       (17,187)       20,666
Net loss for the year ended June 30, 1995............                                              (6,165)       (6,165)

                                                       -----------         ---   -----------  ------------  ------------
Balance, June 30, 1995...............................  62,500               63       37,790       (23,352)       14,501
Net loss for the year ended June 30, 1996............                                              (6,938)       (6,938)

                                                       -----------         ---   -----------  ------------  ------------
Balance, June 30, 1996...............................  62,500               63       37,790       (30,290)        7,563
Net loss for the nine months ended March 31, 1997....                                              (6,431)       (6,431)

                                                       -----------         ---   -----------  ------------  ------------
Balance, March 31, 1997 (unaudited)..................  $62,500       $      63    $  37,790    $  (36,721)   $    1,132


                                                       -----------         ---   -----------  ------------  ------------
                                                       -----------         ---   -----------  ------------  ------------

                               EDG CAPITAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                        FOR THE NINE
                                                                                        MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    --------------------
                                                                                      1997       1996
                                                                                    ---------  ---------
REVENUE
 Interest.........................................................................  $       0  $      61
                                                                                    ---------  ---------
EXPENSES
 Professional.....................................................................      2,734        893
 Miscellaneous....................................................................         30          0
 Office...........................................................................          0          0
 Filing fees......................................................................        400        417

                                                                                    ---------  ---------
    TOTAL.........................................................................      3,164      1,310

                                                                                    ---------  ---------
LOSS BEFORE INCOME TAXES..........................................................     (3,164)    (1,249)
INCOME TAXES......................................................................          0          0

                                                                                    ---------  ---------
NET LOSS..........................................................................  $  (3,164) $  (1,249)
                                                                                    ---------  ---------
                                                                                    ---------  ---------
LOSS PER SHARE:
 Net loss per
share...............................................................              $      (.05) $    (.02)
                                                                                    ---------  ---------
                                                                                    ---------  ---------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..............................     62,500     62,500
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                                       5

                               EDG CAPITAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                FOR THE NINE       FROM INCEPTION
                                                                                MONTHS ENDED        (AUGUST 13,
                                                                               MARCH 31, 1997          1990)
                                                                            --------------------         TO
                                                                              1997       1996      MARCH 31, 1997
                                                                            ---------  ---------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss.................................................................  $  (6,431)    (4,432)    $  (36,721)
 Increase (decrease) in accrued expenses..................................       (372)     1,053)         2,582
                                                                            ---------  ---------       --------
NET CASH USED BY OPERATING ACTIVITIES.....................................     (6,803)    (5,485)       (34,139)
                                                                            ---------  ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock.................................................          0          0             63
 Paid in capital..........................................................          0          0         52,437
 Offering costs...........................................................          0          0        (14,647)
                                                                            ---------  ---------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES.................................          0          0         37,853
                                                                            ---------  ---------       --------
NET INCREASE (DECREASE) IN CASH...........................................     (6,803)    (5,485)         3,714
BEGINNING CASH BALANCE....................................................     10,517     16,900              0
                                                                            ---------  ---------       --------
ENDING CASH BALANCE.......................................................  $   3,714  $  11,415          3,714
                                                                            ---------  ---------       --------
                                                                            ---------  ---------       --------

                               EDG CAPITAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GENERAL AND RELATED PARTY

    The Company has entered into an oral arrangement with Linda Green, President of the Company, providing for the use of a portion of her home as a temporary office until such time as the Company needs additional facilities. The Company does not pay rent for the use of such facilities.

    The financial data for the three and nine months ended March 31, 1997 and 1996 and for the period August 13, 1990 (commencement of development stage) through March 31, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

    The following were paid during the nine months ended March 31, 1997:

Income taxes.........................................................  $     404
Interest.............................................................        -0-

INCOME TAXES

    As of March 31, 1997, the Company had a $30,290 net operating loss carryforward available to offset future taxable income through 2005.

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

    For the years ended June 30, 1996 and 1995, the Registrant had a net loss of ($6,938) and ($6,165), respectively, or ($.11) and ($.10) per share. From inception to March 31, 1997, the Registrant had a net loss of ($36,721), or ($.67) per share. For the nine months ended March 31, 1997, the Registrant had a net loss of ($6,431), or ($.10) per share, compared to a net loss of ($4,432), or ($.07) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and filing fees associated with the Registrant's status as a public company.

Liquidity and Capital Resources.

    As of June 30, 1996, the Registrant had assets of $10,517 (all in cash), total liabilities of $2,954 and total shareholders' equity of $7,563. As of March 31, 1997, the Registrant had cash of $3,714 and no other assets, liabilities of $2,582 and total shareholders' equity of $1,132. The decrease in cash and shareholders' equity resulted primarily from professional and filing fees associated with the Registrant's status as a public company.

    Registrant intends to seek to raise from the sale of shares of its Common Stock additional funds in the next six months to augment its cash on hand, which capital could also be used for the benefit of any company it acquires or with which it merges. There can be no assurance that the Company's financing efforts will be successful.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a) Exhibits

    THE FOLLOWING EXHIBIT IS FILED WITH THIS REPORT:         PAGE
    ------------------------------------------------        -----


27 Financial Data Schedule.........................           11

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 1997            EDG CAPITAL, INC.

                               By: /s/ Linda Green
                                   -------------------------------
                                   Linda Green, President
                                   and Principal Financial Officer