Form 10KSB
period 1997-06-30
EDG CAPITAL INC
filed 1997-09-29
CIK 869709

Page 1 of 23
                                                                   Exhibit Index
                                                                   is on Page 20



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark one)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended June 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________ to _________

               Commission file number 33-37674-NY

                                EDG CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

New York                                                    11-3023098
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

67 Westchester Drive
Rocky Point, NY                                                  11778
(Address of principal executive offices)                         Zip Code

Issuer's telephone number (516) 744-0414

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange on
Title of each class                               which registered

       N/A                                                  N/A

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__     No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $78

State the aggregate market value of the voting stock held by non-- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of an affiliate in Rule 12b-2 of the Exchange Act.) Zero. (According to the National Quotation Bureau, Inc. there are no published quotations for the issuer's Common Stock.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 102,500 shares of Common Stock, $.001 par value, outstanding as of September 22, 1997.


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

     In connection with its initial capitalization, the Registrant issued 12,500 shares of its Common Stock to its officers and directors for the aggregate sum of $2,500. In furtherance of its corporate purpose, on November 11, 1991, the Registrant closed its initial public offering of 50,000 Units at a price of $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant, and one Class "B" Common Stock Purchase Warrant. The Warrants, which entitled the holders to purchase additional Common Stock at $5.00 and $10.00, respectively, have expired. In September 1997, the Company raised $10,000 from the sale of 40,000 shares of its Common Stock in order to obtain working capital.

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

Selection of Opportunities
--------------------------

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

Form of Acquisition
-------------------

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

Acquisition Restrictions
------------------------

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

Daily Operations and Employees
------------------------------

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

     There is no public market for the Company's securities.

Holders
-------

     As of September 19, 1997, there were 34 record holders of the Company's Common Stock.

Common Stock
------------

     The Company is authorized to issue 50,000,000 shares of Common Stock, par value $.001 each. As of September 22, 1997 there were 102,500 such shares issued and outstanding, all of which were fully paid and non-assessable. Holders of shares of Common Stock are entitled to one vote for each share held. There are no preemptive, subscription, conversion or redemption rights pertaining to the shares. Holders of the shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available therefor and to share ratably in the assets of the Company available upon liquidation.

     The holders of shares of Common Stock do not have the right to cumulate their votes in the election of directors and, accordingly, the holders of more than 50% of all such shares outstanding can elect all of the directors. Remaining shareholders will not be able to elect any directors.

Dividends
---------

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation

     The Registrant was formed August 13, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with the initial capitalization of the Company a total of 12,500 shares of its common stock were issued to its officers and directors for the aggregate sum of $2,500. On June 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18 for an offering of 50,000 Units of Common Stock and Warrants to purchase shares of Common Stock at a price of $1.00 per Unit. The offering was closed in November, 1991. In September 1997, the Company raised $10,000 from the sale of 40,000 shares of its Common Stock in order to obtain working capital.

     The Registrant is implementing its plan of operation by seeking to locate a suitable company which desires to go public through a "reverse acquisition" with it. Although no assurance can be given, the Company believes its cash on hand will satisfy its cash requirements until it effects such an acquisition. However, it may seek to raise additional funds in the next six months (in addition to the $10,000 raised in September 1997) to augment its cash on hand, which could also be used for the benefit of any company it acquires or with which it merges. There can be no assurance that the Company's financing efforts will be successful. The Company's Plan of Operation is further described in Item 1 hereof.

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

     For the years ended June 30, 1996 and 1997, the Company had a net loss of ($6,938) and ($9,607), respectively, or ($.11) and ($.15) per share, respectively. From inception to June 30, 1996, the Company had a net loss of $39,897, or ($.73) per share. Such losses are attributable primarily to costs associated with the Company's attempts to identify and acquire a business.

Item 7. Financial Statements.

                          Index to Financial Statement
                          ----------------------------

     Independent Accountants' Report

     Balance Sheets

          June 30, 1997 and 1996

     Statement of Operations

          Years ended June 30, 1997, 1996 and 1995

     Statement of Changes in Stockholders' Equity

          Years ended June 30, 1997, 1996 and 1995

     Statement of Cash Flows
          Years ended June 30, 1997, 1996 and 1995

     Notes to Financial Statements



            [Balance of this Page Has Been Left Blank Intentionally]

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of EDG Capital, Inc.


We have audited the accompanying balance sheets of EDG Capital, Inc. (a development stage company) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997, 1996 and 1995 and for the period August 13, 1990 (inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDG Capital, Inc. (a development stage company) as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended June 30, 1997, 1996, 1995 and for the period August 13, 1990 (inception) to June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Scott & Guilfoyle


Lake Success, New York
August 11, 1997

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                     JUNE 30


                                                          1997           1996

                                     ASSETS


CURRENT ASSETS
         Cash                                           $    444       $ 10,517
                                                        ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Accrued expenses                               $  2,488       $  2,954
                                                        --------       --------

         TOTAL LIABILITIES                                 2,488          2,954
                                                        --------       --------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized,                   62,500            xxx
          shares issued and outstanding                       63             63
         Capital in excess of par value                   37,790         37,790
         Deficit accumulated during
          development stage                              (39,897)       (30,290)

         TOTAL STOCKHOLDERS' EQUITY                       (2,044)         7,563
                                                        --------       --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                         $    444       $ 10,517
                                                        ========       ========



The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                    FOR THE YEARS ENDED          FROM INCEPTION
                                          JUNE 30                AUGUST 13, 1997
                               1997        1996        1997     TO JUNE 30, 1997

REVENUE
   Interest                  $     78    $    282    $    414       $  2,419
                             --------    --------    --------       --------

EXPENSES
   Miscellaneous                   65           0           0            414
   Office                           0           0         165          2,431
   Professional                 8,396       6,031       5,306         32,450
   Filing and transfer fees       853         768         687          4,092
                             --------    --------    --------       --------

   TOTAL                        9,314       6,799       6,158         39,387
                             --------    --------    --------       --------

LOSS BEFORE INCOME TAXES       (9,236)     (6,517)     (5,744  )     (36,968)

INCOME TAXES                      371         421         421          2,929
                             --------    --------    --------       --------

NET LOSS                     $ (9,607)   $ (6,938)   $ (6,165  )    $(39,897)
                             ========    ========    ========       ========

LOSS PER SHARE
  Net loss per share         $   (.15)   $   (.11)   $   (.10  )    $   (.73)
                             ========    ========    ========       ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING      62,500      62,500      62,500         55,006
                             ========    ========    ========       ========




The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                        Deficit             Total
                                                       Common Stock          Capital in Excess     Accumulated During   Stockholders
                                                  Shares          Amount       Of Par Value        Development Stage       Equity


Balance, August 13, 1990  (inception)                   0        $      0        $      0              $      0          $      0

Issuance of shares to Officer and
  Directors of the Company for cash
  August 13, 1990                                  12,500              13           2,487                                   2,500

Net loss from inception to
  June 30, 1991                                                                                          (2,163)           (2,163)

Public offering of common stock
  and warrants                                     50,000              50          49,950                                  50,000

Offering costs                                                                    (14,647)                                (14,647)

Net loss for the year ended
  June 30, 1992                                                                                          (4,977)           (4,977)

Net loss for the year ended
  June 30, 1993                                                                                          (4,750)           (4,750)

Net loss for the year ended
  June 30, 1994                                                                                          (5,297)           (5,297)
                                                 --------        --------        --------              --------          --------

Balance, June 30, 1994                             62,500              63          37,790               (17,187)           20,666

Net loss for the year ended
  June 30, 1995                                                                                          (6,165)           (6,165)
                                                 --------        --------        --------              --------          --------

Balance, June 30, 1995                             62,500              63          37,790               (23,352)           14,501

Net loss for the year ended
  June 30, 1996                                                                                          (6,938)           (6,938)
                                                 --------        --------        --------              --------          --------

Balance, June 30, 1996                             62,500              63          37,790               (30,290)            7,563

Net loss for the year ended
  June 30, 1997                                         0               0               0                (9,607)           (9,607)
                                                 --------        --------        --------              --------          --------

Balance, June 30, 1997                             62,500        $     63        $ 37,790              $(39,897)         $ (2,044)
                                                 ========        ========        ========              ========          ========



The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS




                                       FOR THE YEARS ENDED      FROM INCEPTION
                                            JUNE 30             AUGUST 13, 1997
                                  1997        1996        1997  TO JUNE 30, 1997


CASH FLOWS FROM OPERATING
 ACTIVITIES
     Net loss                  $ (9,607)   $ (6,938)   $ (6,165)    $(39,897)
     (Decrease) increase in
     accrued expenses              (466)        555         287        2,488
                               --------    --------    --------     --------

NET CASH USED BY OPERATING
 ACTIVITIES                     (10,073)     (6,383)     (5,878)     (37,409)
                               --------    --------    --------     --------

CASH FLOWS FROM FINANCING
 ACTIVITIES
     Issuance of common stock         0           0           0           63
     Paid in capital                  0           0           0       52,437
     Offering costs                   0           0           0      (14,647)
                               --------    --------    --------     --------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                 0           0           0       37,853
                               --------    --------    --------     --------

NET INCREASE (DECREASE)
 IN CASH                        (10,073)     (6,383)     (5,878)         444

BEGINNING CASH BALANCE           10,517      16,900      22,778            0
                               --------    --------    --------     --------

ENDING CASH BALANCE            $    444    $ 10,517    $ 16,900     $    444
                               ========    ========    ========     ========





The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1997, 1996, 1995

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

ESTIMATES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

RELATED PARTY

The Company entered into an oral arrangement with the President of the Company providing for the use of a portion of her home as a temporary office until such time as the Company needs additional facilities. The Company does not pay rent for the use of such facilities.

SUPPLEMENTAL CASH FLOWS INFORMATION

The following were paid during the year ended June 30, 1997:

          Income taxes             $404

INCOME TAXES

As of June 30, 1997, the Company had a $39,397 net operating loss carryforward available to offset future taxable income through 2006.

NOTE 2: GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $9,607, $6,938 and $6,165 for the years ended June 30, 1997, 1996 and 1995, respectively. Combined with the fact that the Company has no working capital and an accumulated deficit of $39,397, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for the Company's short or long term needs.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          N/A


                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning the current directors and executive officers of the Company, who have served since the inception of the Company and will serve for one year or until their respective successors are elected and have qualified:

NAME                                AGE                   POSITION
----                                ---                   --------

Linda Green                         51                    President, Secretary,
                                                          and Director

Seth Green                          28                    Director

     Linda Green has been the Secretary and a Director of the Company since August 1990 and President and Treasurer since January 6, 1997. Mrs. Green has owned and operated Cards and Critters South, a Hallmark Card and Gift Shop, from 1986 until September 1996. From September 1996 until February 1997 she was employed as a store manager for Bruce Allen Bags, Riverhead, New York. From 1981 to 1983, she was employed as a personnel manager and cash office supervisor for Filenes Department Store, a New York based department store. Mrs. Green attended National College of Education for one year.

     Seth Green has been a Director of the Company since August 1990. He has been employed as a manager of Cards and Critters South, a card and gift shop owned by Linda Green, his mother, since 1986, Mr. Green also attended Dowling College during 1990.

     Linda Green is the mother of Seth Green.

     The Company has no significant employees.

Item 10.  Executive Compensation.

     No officer or director of the Company has received remuneration from the Company in fiscal 1996 or prior years, and it is not anticipated that remuneration will be paid prior to the Company's acquisition of a business. The Company has no current intent to issue shares of its common stock to management in connection with a Business Acquisition. However, the Company may subsequently deem the issuance of shares to management for services rendered in connection with such an Acquisition to be fair and reasonable to the Company and its public shareholders in light of the services rendered. In the event any shares are issued for services rendered by management they shall be issued in such an amount as the Board of Directors deems fair and reasonable to the

Company and its public shareholders and in compliance with management's fiduciary duties under state law. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company as approved by the Board of Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as to the number of shares of the Company's Common Stock deemed to be owned beneficially by each person known by the Registrant to be deemed to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at September 22, 1997. Except as indicated in the footnotes to this table, the Company believes that the named persons have sole voting and investment power with respect to the shares indicated:

Name and Address of               Position With      Number of      Percentage
Beneficial Owner                  Company            Shares         of Class
----------------                  -------------      ---------      ----------

Linda Green1                      President,           12,000(2)       12%
67 Westchester Drive              Secretary,
Rocky Point, NY 11778             Treasurer
                                  and Director

Seth Green1                       Director                500           1
67 Westchester Drive
Rocky Point, NY 11778

Edwin Green                                            12,000(2)       12
67 Westchester Drive
Rocky Point, NY 11778

Lawrence E. Kaplan1                                    20,000          20
150 Vanderbilt Motor Parkway
Hauppauge, NY  11788

Andrew M. Kaplan1                                      20,000          20
6 Seward Drive
Dix Hills, NY  11746

Mario Branchinelli                                      6,000(3)        6
6 Andrew Street
Port Jefferson Sta., NY 11776

Executive Officers and                                 12,500(2)       12
Directors as a Group
(2 Individuals)

----------

1 These individuals may be deemed "parents" and the promoters of the Registrant as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

2 Includes 6,000 shares owned by the spouse of the named shareholder, as to which the named shareholder disclaims beneficial ownership.

3 Includes 2,000 shares owned by Mr. Branchinelli's spouse, as to which shares he disclaims beneficial ownership.

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

     In September 1997, the Company sold 20,000 shares to each of Lawrence E. Kaplan and Andrew M. Kaplan (who are not related) for $5,000 in cash ($10,000 in total).

     Agreement for Clerical Services - Promoter. In fiscal 1994 the Company retained Stanley Kaplan Management Consultants, Inc. ("SKMC") to provide clerical and bookkeeping services to the Registrant for a fee of $50.00 per month. The agreement between Mr. Kaplan and the Company was oral and was terminable at will by either party. SKMC terminated such agreement effective November 23, 1994. Stanley A. Kaplan, the president and sole shareholder of SKMC, referred the Company to its legal counsel and auditor. Mr. Kaplan is not a parent or control party of the Company. (Mr. Kaplan is the father of Andrew M. Kaplan, who purchased 19% of the Company's Common Stock in September 1997.) Inasmuch as Mr. Kaplan offered certain advice to management in connection with the formation of the Company, he may be deemed a "promoter" of the Company as that term is defined in Rule 405 of Regulation C as promulgated by the Securities and Exchange Commission.

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

         27     Financial Data Schedule

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  EDG CAPITAL, INC.
                                             ----------------------------------
                                                     (Registrant)


                                        By   /s/ Linda Green
                                             ----------------------------------
                                             Linda Green
                                             Principal Executive Officer and
                                             Principal Financial Officer


                                             Date:  September 22, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                             /s/ Linda Green
                                             ----------------------------------
                                             Linda Green
                                             Director

                                             Date:  September 22, 1997



                                             /s/ Seth Green
                                             ----------------------------------
                                             Seth Green
                                             Director

                                             Date:  September 22, 1997

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