Form 10QSB
period 1997-09-30
EDG CAPITAL INC
filed 1997-11-12
CIK 869709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 102,500 as of November 5, 1997.

Transitional Small Business Issuer Disclosure Format: Yes _____  No __X__

                    Page 1 of 11; Exhibit Index is on Page 9

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                  September 30,    June 30,
                                                      1997           1997
                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                              $  5,941       $    444
                                                    ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                  $  5,117       $  2,488
                                                    --------       --------
    TOTAL LIABILITIES                                  5,117          2,488
                                                    --------       --------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
    50,000,000 shares authorized 102,500
    and 62,500 shares issued and outstanding             103             63
  Capital in excess of par value                      47,750         37,790
  Deficit accumulated during development stage       (47,029)       (39,897)
                                                    --------       --------
  TOTAL STOCKHOLDERS' EQUITY                             824         (2,044)
                                                    --------       --------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                            $  5,941       $    444
                                                    ========       ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                      For The Three           From Inception
                                      Months Ended            August 13, 1990
                                      September 30,                  To
                                  1997           1996        September 30, 1997

REVENUE
  Interest                      $      0       $     50           $  2,419
                                --------       --------           --------
EXPENSES
  Office                               0              0              2,431
  Professional                     6,550            915             39,000
  Filing and transfer fees           185            150              4,277
  Miscellaneous                       17              0                431
                                --------       --------           --------
  TOTAL                            6,752          1,065             46,139
                                --------       --------           --------

LOSS BEFORE INCOME TAXES          (6,752)        (1,015)           (43,720)

INCOME TAXES                         380            387              3,309
                                --------       --------           --------
NET LOSS                        $ (7,132)      $ (1,402)          $(47,029)
                                ========       ========           ========

LOSS PER SHARE:
  Net loss per share            $   (.10)      $   (.02)          $    (83)
                                ========       ========           ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         71,196         62,500             56,732
                                ========       ========           ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    For The Three            From Inception
                                                    Months Ended            August 13, 1990
                                                    September 30,                  To
                                                 1997          1996        September 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                     $ (7,132)      $ (1,402)         $(47,029)
  Increase (decrease) in accrued expenses         2,629         (1,575)            5,117
                                               --------       --------          --------

NET CASH USED BY OPERATING ACTIVITIES            (4,503)        (2,977)          (41,912)
                                               --------       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                           40              0               103
  Paid in capital                                 9,960              0            62,397
  Offering costs                                      0              0           (14,647)
                                               --------       --------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES        10,000              0            47,853
                                               --------       --------          --------

NET INCREASE (DECREASE) IN CASH                   5,497         (2,977)            5,941

BEGINNING CASH BALANCE                              444         10,517                 0
                                               --------       --------          --------

ENDING CASH BALANCE                            $  5,941       $  7,540          $  5,941
                                               ========       ========          ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                       Capital in       During         Total
                                                                 Common Stock           Excess of    Development    Stockholders'
                                                             Shares        Amount       Par Value       Stage          Equity

Balance, August 13, 1990  (inception)                              0          $  0      $      0       $      0        $     0

Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                            12,500            13         2,487              0          2,500

Net loss from inception to June 30, 1991                           0             0             0         (2,163)        (2,163)

Public offering of common stock and warrants                  50,000            50        49,950              0         50,000

Offering costs                                                     0             0       (14,647)             0        (14,647)

Net loss for the year ended June 30, 1992                          0             0             0         (4,977)        (4,977)

Net loss for the year ended June 30, 1993                          0             0             0         (4,750)        (4,750)

Net loss for the year ended June 30, 1994                          0             0             0         (5,297)        (5,297)

Net loss for the year ended June 30, 1995                          0             0             0         (6,165)        (6,165)

Net loss for the year ended June 30, 1996                          0             0             0         (6,938)        (6,938)
                                                            --------      --------      --------       --------       --------
Balance, June 30, 1996                                        62,500            63        37,790        (30,290)         7,563

Net loss for the year ended June 30, 1997                          0             0             0         (9,607)        (9,607)
                                                            --------      --------      --------       --------       --------
Balance, June 30, 1997                                        62,500            63        37,790        (39,897)        (2,044)

Issuance of shares, private placement,
  September 11, 1997                                          40,000            40         9,960              0         10,000

Net loss for the nine months ended September. 30, 1997             0             0                       (7,132)        (7,132)
                                                            --------      --------      --------       --------       --------
Balance, September 30, 1997 (unaudited)                      102,500          $103      $ 47,750       $(47,029)       $   824
                                                            ========      ========      ========       ========       ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

GENERAL AND RELATED PARTY

The Company entered into an oral arrangement with the President of the Company, providing for the use of a portion of her home as a temporary office until such time as the Company needs additional facilities. The Company does not pay rent for the use of such facilities.

The financial data for the three months ended September 30, 1997 and 1996 and for the period August 13, 1990 (commencement of development stage) through September 30, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the period ended September 30, 1997:

          Income taxes                           $ 388

INCOME TAXES

As of September 30, 1997, the Company had a $39,397 net operating loss carryforward available to offset future taxable income through 2006.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


NOTE 2: CAPITAL STOCK

On September 11, 1997 the Company completed a private placement of 40,000 common shares, par value $.001 for total proceeds of $10,000. These funds were raised to provide working capital.

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

     The Registrant is implementing its plan of operation by seeking to locate a suitable company which desires to go public through a "reverse acquisition" with the Registrant. Although no assurance can be given, Registrant believes its cash on hand will satisfy its cash requirements until it effects such an acquisition. However, it may raise additional funds in the next 12 months to make itself more attractive as an acquisition vehicle, which capital would be used for the benefit of any company acquired by the registrant.

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

     For the years ended June 30, 1997 and 1996, the Registrant had a net loss of ($9,607) and ($6,938), respectively, or ($.15) and ($.11) per share. From inception to September 30, 1997, the Registrant had a net loss of ($47,029), or ($.83) per share. For the three months ended September 30, 1997, the Registrant had a net loss of ($7,132), or ($.10) per share, compared to a net loss of ($1,402), or ($.02) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and filing fees associated with the Registrant's status as a public company and costs of its September 1997 private placement.

     Liquidity and Capital Resources.

     As of June 30, 1997, the Registrant had assets of $444 (all in cash), total liabilities of $2,488 and total shareholders' equity of ($2,044). As of September 30, 1997, the Registrant had cash of $5,941 and no other assets, liabilities of $5,117 and total shareholders' equity of $824. The increase in cash and shareholders' equity resulted primarily from the Company's sale of 40,000 shares of Common Stock in September 1997, which generated gross proceeds of 10,000.


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

Dated: November 10, 1997

                                        EDG CAPITAL, INC.

                                        By:  /s/  Linda Green
                                             -------------------------------
                                             Linda Green, President
                                               and Principal Financial Officer