Form 10QSB
period 1997-12-31
EDG CAPITAL INC
filed 1998-02-10
CIK 869709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ________

     Commission File Number 33-37674-NY

                                EDG CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

                    New York                                11-3023098
         State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

  23 Great Rock Drive, Wading River, New York                  11792
   (Address of principal executive offices)                 (Zip Code)

                                 (516) 929-4011
                (Issuer's telephone number, including area code)

                                       N/A
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 102,500 as ofFebruary 4, 1998.

Transitional Small Business Issuer Disclosure Format: Yes _____  No __X__

                    Page 1 of 11; Exhibit Index is on Page 9

PART I.

ITEM 1.  FINANCIAL INFORMATION


                                            EDG CAPITAL, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                              BALANCE SHEET

                                                                         December 31   June 30,
                                                                            1997        1997
                                                                        (Unaudited)
                                                  ASSETS
  CURRENT ASSETS
     Cash                                                                 $    598    $    444
                                                                          ========    ========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                                     $    905       2,488
                                                                          --------    --------

         TOTAL LIABILITIES                                                     905       2,488
                                                                          --------    --------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized 102,500
          and 62,500 shares issued and outstanding                             103          63
         Capital in excess of par value                                     47,750      37,790
         Deficit accumulated during development stage                      (48,160)    (39,897)
                                                                          --------    --------

         TOTAL STOCKHOLDERS' EQUITY                                           (307)     (2,044)
                                                                          --------    --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                           $    598    $    444
                                                                          ========    ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             For The Three
                                                             Months Ended
                                                             December 31,
                                                        1997             1996

REVENUE                                                   NONE               28
                                                     ---------        ---------
EXPENSES
         Office                                      $       0        $       0
         Professional                                      981            1,737
         Filing and transfer fees                          150              151
         Miscellaneous                                       0                5
                                                     ---------        ---------

         TOTAL                                           1,131            1,893
                                                     ---------        ---------

LOSS BEFORE INCOME TAXES                                (1,131)          (1,865)

INCOME TAXES                                                 0                0
                                                     ---------        ---------

NET LOSS                                             $  (1,131)       $  (1,865)
                                                     =========        =========

LOSS PER SHARE:
   Net loss per share                                $    (.01)       $    (.03)
                                                     =========        =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                           102,500           62,500
                                                     =========        =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 For The Six        From Inception
                                                 Months Ended       August 13, 1990
                                                 December 31              To
                                             1997          1996    December 31, 1997
REVENUE
         Interest                         $       0     $      78     $   2,419
                                          ---------     ---------     ---------

EXPENSES
         Office                                   0             0         2,431
         Professional                         7,531         2,652        39,981
         Filing and transfer fees               335           301         4,427
         Miscellaneous                           17             5           431
                                          ---------     ---------     ---------

         TOTAL                                7,883         2,958        47,270
                                          ---------     ---------     ---------

LOSS BEFORE INCOME TAXES                     (7,883)       (2,880)      (44,851)

INCOME TAXES                                    380           387         3,309
                                          ---------     ---------     ---------

NET LOSS                                  $  (8,263)    $  (3,267)    $ (48,160)
                                          =========     =========     =========

LOSS PER SHARE:
   Net loss per share                     $    (.08)    $    (.05)    $    (.84)
                                          =========     =========     =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   102,500        62,500        57,254
                                          =========     =========     =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         For The Six     From Inception
                                                        Months Ended     August 13, 1990
                                                         December 31           To
                                                      1997       1996    December 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                  $ (8,263)   $ (1,402)   $(48,160)
         Increase (decrease) in accrued expenses     (1,583)     (1,575)        905
                                                   --------    --------    --------

NET CASH USED BY OPERATING ACTIVITIES                (9,846)     (2,977)    (47,255)
                                                   --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                        40           0         103
         Paid in capital                              9,960           0      62,397
         Offering costs                                   0           0     (14,647)
                                                   --------    --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES            10,000           0      47,853
                                                   --------    --------    --------

 NET INCREASE (DECREASE) IN CASH                        154      (2,977)        598

BEGINNING CASH BALANCE                                  444      10,517           0
                                                   --------    --------    --------

ENDING CASH BALANCE                                $    598    $  7,540    $    598
                                                   ========    ========    ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                           Deficit
                                                                                                        Accumulated
                                                                                           Capital in      During         Total
                                                                       Common Stock        Excess of     Development  Stockholders'
                                                                   Shares       Amount     Par Value       Stage         Equity
Balance, August 13, 1990  (inception)                                    0     $      0     $      0      $      0      $      0

Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                                  12,500           13        2,487             0         2,500

Net loss from inception to June 30, 1991                                 0            0            0        (2,163)       (2,163)

Public offering of common stock and warrants                        50,000           50       49,950             0        50,000

Offering costs                                                           0            0      (14,647)            0       (14,647)

Net loss for the year ended June 30, 1992                                0            0            0        (4,977)       (4,977)

Net loss for the year ended June 30, 1993                                0            0            0        (4,750)       (4,750)

Net loss for the year ended June 30, 1994                                0            0            0        (5,297)       (5,297)

Net loss for the year ended June 30, 1995                                0            0            0        (6,165)       (6,165)

Net loss for the year ended June 30, 1996                                0            0            0        (6,938)       (6,938)
                                                                  --------     --------     --------      --------      --------

Balance, June 30, 1996                                              62,500           63       37,790       (30,290)        7,563

Net loss for the year ended June 30, 1997                                0            0            0        (9,607)       (9,607)
                                                                  --------     --------     --------      --------      --------

Balance, June 30, 1997                                              62,500           63       37,790       (39,897)       (2,044)

Issuance of shares, private placement,
 September 11, 1997                                                 40,000           40        9,960             0        10,000


Net loss for the six months ended December 31, 1997                      0            0                     (8,263)       (8,263)
                                                                  --------     --------     --------      --------      --------

Balance, December 31, 1997 (unaudited)                             102,500     $    103     $ 47,750      $(48,160)     $   (307)
                                                                  ========     ========     ========      ========      ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

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

The financial data for the six and three months ended December 31, 1997 and 1996 and for the period August 13, 1990 (commencement of development stage) through December 31, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the period ended December 31, 1997:

Income taxes                                            $ 388

INCOME TAXES

As of December 31, 1997, the Company had a $39,397 net operating loss carryforward available to offset future taxable income through 2006.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

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

    For the years ended June 30, 1997 and 1996, the Registrant had a net loss of $(9,607) and $(6,938), respectively, or $(.15) and $(.11) per share. From inception to December 31, 1997, the Registrant had a net loss of $(48,160), or $(.84) per share. For the six months ended December 31, 1997, the Registrant had a net loss of $(8,263), or $(.08) per share, compared to a net loss of $(3,267), or $(.05) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and filing fees associated with the Registrant's status as a public company and costs of its September 1997 private placement.

     Liquidity and Capital Resources.

     As of June 30, 1997, the Registrant had assets of $444 (all in cash), total liabilities of $2,488 and total shareholders' equity of $(2,044). As of December 31, 1997, the Registrant had cash of $598 and no other assets, liabilities of $905 and total shareholders' equity of $(307). The Company has expended substantially all of the $10,000 it raised from its sale of 40,000 shares of Common Stock in September 1997, and it will need to raise additional capital in order to satisfy its obligations and implement its plan of operations. There can be no assurance that the Company will be successful in doing either.

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

Dated: February 6, 1998

                                        EDG CAPITAL, INC.

                                        By:  /s/  Linda Green
                                             -------------------------------
                                             Linda Green, President
                                               and Principal Financial Officer