Form 10QSB
period 1998-03-31
EDG CAPITAL INC
filed 1998-05-13
CIK 869709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ________

     Commission File Number 33-37674-NY


                                EDG CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

        New York                                                11-3023098
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

23 Great Rock Drive, Wading River, NY                              11792
(Address of principal executive offices)                         Zip Code)

(516) 929-4011
(Issuer's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 142,500 as of May 6, 1998.

Transitional Small Business Issuer Disclosure Format: Yes ___ No _X_

                    Page 1 of 12; Exhibit Index is on Page 10

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                           March 31    June 30,
                                                             1998        1997
                                                           --------    --------
                                                          (Unaudited)

                                     ASSETS
CURRENT ASSETS
     Cash                                                  $  9,397    $    444
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                      $  1,348       2,488
                                                           --------    --------

         TOTAL LIABILITIES                                    1,348       2,488
                                                           --------    --------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized 142,500
          and 62,500 shares issued and outstanding              143          63
         Capital in excess of par value                      57,710      37,790
         Deficit accumulated during development stage       (49,804)    (39,897)
                                                           --------    --------

         TOTAL STOCKHOLDERS' EQUITY                           8,049      (2,044)
                                                           --------    --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                            $  9,397    $    444
                                                           ========    ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                             Deficit
                                                                                                            Accumulated      Total
                                                                                               Capital in      During       Stock-
                                                                              Common Stock      Excess of    Development    holders'
                                                                           Shares     Amount    Par Value       Stage       Equity
Balance, August 13, 1990  (inception)                                           0    $      0    $      0     $      0     $      0

Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                                         12,500          13       2,487            0        2,500

Net loss from inception to June 30, 1991                                        0           0           0       (2,163)      (2,163)

Public offering of common stock and warrants                               50,000          50      49,950            0       50,000

Offering costs                                                                  0           0     (14,647)           0      (14,647)

Net loss for the year ended June 30, 1992                                       0           0           0       (4,977)      (4,977)

Net loss for the year ended June 30, 1993                                       0           0           0       (4,750)      (4,750)

Net loss for the year ended June 30, 1994                                       0           0           0       (5,297)      (5,297)

Net loss for the year ended June 30, 1995                                       0           0           0       (6,165)      (6,165)

Net loss for the year ended June 30, 1996                                       0           0           0       (6,938)      (6,938)
                                                                         --------    --------    --------     --------     --------

Balance, June 30, 1996                                                     62,500          63      37,790      (30,290)       7,563

Net loss for the year ended June 30, 1997                                       0           0           0       (9,607)      (9,607)
                                                                         --------    --------    --------     --------     --------

Balance, June 30, 1997                                                     62,500          63      37,790      (39,897)      (2,044)

Issuance of shares, private placement, September 11, 1997                  40,000          40       9,960            0       10,000
Issuance of shares, private placement, March 2, 1998                       40,000          40       9,960            0       10,000

Net loss for the nine months ended March 31, 1998                               0           0                   (9,907)      (9,907)
                                                                         --------    --------    --------     --------     --------

Balance, March 31, 1998 (unaudited)                                       142,500    $    143    $ 57,710     $(49,804)    $  8,049
                                                                         ========    ========    ========     ========     ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                             For The Nine        From Inception
                                              Months Ended      August 13, 1990
                                                March 31              To
                                           1998         1997     March 31, 1998
                                         --------     --------   --------------
REVENUE
         Interest                        $      0     $     78     $  2,419
                                         --------     --------     --------

EXPENSES
         Office                                 0            0        2,431
         Professional                       8,712        5,386       41,162
         Filing and transfer fees             798          701        4,890
         Miscellaneous                         17           35          431
                                         --------     --------     --------

         TOTAL                              9,527        6,122       48,914
                                         --------     --------     --------

LOSS BEFORE INCOME TAXES                   (9,527)      (6,044)     (46,495)

INCOME TAXES                                  380          387        3,309
                                         --------     --------     --------

NET LOSS                                 $ (9,907)    $ (6,431)    $(49,804)
                                         ========     ========     ========

LOSS PER SHARE:
   Net loss per share                    $   (.10)    $   (.10)    $   (.84)
                                         ========     ========     ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                  96,369       62,500       59,210
                                         ========     ========     ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                            For The Three
                                                            Months Ended
                                                              March 31,
                                                        1998            1997
                                                     ---------        ---------
REVENUE                                                   NONE               28

EXPENSES
         Office                                      $       0        $       0
         Professional                                    1,181            2,734
         Filing and transfer fees                          463              400
         Miscellaneous                                       0               30
                                                     ---------        ---------

         TOTAL                                           1,644            3,164
                                                     ---------        ---------

LOSS BEFORE INCOME TAXES                                (1,644)          (3,164)

INCOME TAXES                                                 0                0
                                                     ---------        ---------

NET LOSS                                             $  (1,644)       $  (3,164)
                                                     =========        =========

LOSS PER SHARE:
   Net loss per share                                $    (.01)       $    (.05)
                                                     =========        =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                           141,210           62,500
                                                     =========        =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                       For The Nine      From Inception
                                                       Months Ended     August 13, 1990
                                                         March 31             To
                                                     1998        1997    March 31, 1998
                                                   --------    --------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                  $ (9,907)   $ (6,431)   $(49,804)
         Increase (decrease) in accrued expenses     (1,140)       (372)      1,348
                                                   --------    --------    --------

NET CASH USED BY OPERATING ACTIVITIES               (11,047)     (6,803)    (48,456)
                                                   --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                        80           0         143
         Paid in capital                             19,920           0      72,357
         Offering costs                                   0           0     (14,647)
                                                   --------    --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES            20,000           0      57,853
                                                   --------    --------    --------

 NET INCREASE (DECREASE) IN CASH                      8,953      (6,803)      9,397

BEGINNING CASH BALANCE                                  444      10,517           0
                                                   --------    --------    --------

ENDING CASH BALANCE                                $  9,397    $  3,714    $  9,397
                                                   ========    ========    ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

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

The financial data for the nine and three months ended March 31, 1998 and 1997 and for the period August 13, 1990 (commencement of development stage) through March 31, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the period ended March 31, 1998:

 Income taxes                                            $ 388

INCOME TAXES

As of March 31, 1998, the Company had a $39,397 net operating loss carryforward available to offset future taxable income through 2006.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 2:  CAPITAL STOCK

On September 11, 1997 the Company completed a private placement of 40,000 common shares, par value $.001 for total proceeds of $10,000. On March 2, 1998 the Company completed a private placement of 40,000 common shares, par value $.001 for total proceeds of $10,000. These funds were raised to provided working capital.

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

     For the years ended June 30, 1997 and 1996, the Registrant had a net loss of $(9,607) and $(6,938), respectively, or $(.15) and $(.11) per share. From inception to March 31, 1998, the Registrant had a net loss of $(49,804), or $(.84) per share. For the nine months ended March 31, 1998, the Registrant had a net loss of $(9,907), or $(.10) per share, compared to a net loss of $(6,431), or $(.10) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and filing fees associated with the Registrant's status as a public company and costs of its September 1997 and March 1998 private placements.

     Liquidity and Capital Resources.

     As of June 30, 1997, the Registrant had assets of $444 (all in cash), total liabilities of $2,488 and total shareholders' equity of $(2,044). As of March 31, 1998, the Registrant had cash of $9,397 and no other assets, liabilities of $1,348 and total shareholders' equity of $8,049. The increase in cash and shareholders' equity resulted from the $10,000 the Company raised from its sale of 40,000 shares of Common Stock in March 1998. The Company may seek to raise additional capital in order to implement its plan of operations. There can be no assurance that any such offering will be successful.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         The following exhibit is filed with this report:                 Page

         27       Financial Data Schedule.                                 12

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1998                        EDG CAPITAL, INC.



                                            By: /s/ Linda Green
                                                -------------------------------
                                                Linda Green, President
                                                and Principal Financial Officer