Form 10KSB
period 1998-06-30
EDG CAPITAL INC
filed 1998-09-22
CIK 869709

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

     For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to _________

                       Commission file number 33-37674-NY

                                EDG CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

New York                                        11-3023098
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

23 Great Rock Drive
Wading River, NY                                11792
(Address of principal executive offices)        Zip Code

Issuer's telephone number (516) 929-4011

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange on
Title of each class                              which registered
-------------------                              ----------------
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

Yes  _X_     No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. Zero.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 142,500 shares of Common Stock, $.001 par value, outstanding as of September 9, 1998.


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

     In connection with its initial capitalization, the Registrant issued 12,500 shares of its Common Stock to its officers and directors for the aggregate sum of $2,500. In furtherance of its corporate purpose, on November 11, 1991, the Registrant closed its initial public offering of 50,000 Units at a price of $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant, and one Class "B" Common Stock Purchase Warrant. The Warrants, which entitled the holders to purchase additional Common Stock at $5.00 and $10.00, respectively, have expired. To obtain additional working capital, in each of September 1997 and March 1998 the Company raised $10,000 from the sale of 40,000 shares of its Common Stock at a price of $.25 per share.

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

     It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, depends upon the issuance to the shareholders of the acquired company of at least 80 percent of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were shareholders of the Registrant prior to such reorganization.

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


Item 2.  Description of Property.

     The Company has entered into an oral arrangement with Linda Green, President, Secretary, Treasurer and a Director of the Company, providing for her to furnish the use of a portion of her home as a temporary office for the Company until such time it needs additional facilities. The Company does not pay rent for the use of such temporary facilities.


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

Holders

     As of September 9, 1998, there were 35 record holders of the Company's Common Stock.

Common Stock

     The Company is authorized to issue 50,000,000 shares of Common Stock, par value $.001 each. As of September 9, 1998 there were 142,500 such shares issued and outstanding. Holders of shares of Common Stock are entitled to one vote for each share held. There are no preemptive, subscription, conversion or redemption rights pertaining to the shares. Holders of the shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available therefor and to share ratably in the assets of the Company available upon liquidation.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation

     The Registrant was formed August 13, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with the initial capitalization of the Company a total of 12,500 shares of its common stock were issued to its officers and directors for the aggregate sum of $2,500. On June 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18 for an offering of 50,000 Units of Common Stock and Warrants to purchase shares of Common Stock at a price of $1.00 per Unit. The offering was closed in November, 1991. To obtain additional working capital, in each of September 1997 and March 1998 the Company raised $10,000 from the sale of 40,000 shares of its Common Stock at a price of $.25 per share.

     The Registrant is implementing its plan of operation by seeking to locate a suitable company which desires to go public through a "reverse acquisition" with it. Although no assurance can be given, the Company believes its cash on hand will satisfy its cash requirements until it effects such an acquisition. However, depending on how long it takes to implement its plan of operations the Company may seek to raise additional funds to augment its cash on hand, which could also be used for the benefit of any company it acquires or with which it merges. There can be no assurance that the Company's financing efforts will be successful. The Company's plan of operation is further described in Item 1 hereof.

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

     For the years ended June 30, 1997 and 1998, the Company had a net loss of ($9,607) and ($13,332), respectively, or ($.15) and ($.12) per share, respectively. From inception to June 30, 1998, the Company had a net loss of ($53,229), or ($.86) per share. Such losses are attributable primarily to costs associated with being subject to the reporting requirements of federal securities laws and the Company's attempts to identify and acquire a business.

Item 7.  Financial Statements.

                          Index to Financial Statement

         Independent Accountants' Report

         Balance Sheets

                  June 30, 1998 and 1997

         Statement of Operations

                  Years ended June 30, 1998, 1997 and 1996

         Statement of Changes in Stockholders' Equity

                  Years ended June 30, 1998, 1997 and 1996

         Statement of Cash Flows

                  Years ended June 30, 1998, 1997 and 1996

         Notes to Financial Statements




            [Balance of this Page Has Been Left Blank Intentionally]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of EDG Capital, Inc.

We have audited the accompanying balance sheets of EDG Capital, Inc. (a development stage company) as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998, 1997 and 1996 and for the period August 13, 1990 (inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDG Capital, Inc. (a development stage company) as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the years ended June 30, 1998, 1997, 1996 and for the period August 13, 1990 (inception) to June 30, 1998 in conformity with generally accepted accounting principles.


/s/Scott & Guilfoyle
Lake Success, New York
August 13, 1998

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                     JUNE 30

                                                             1998        1997

                                     ASSETS

CURRENT ASSETS
     Cash                                                  $  8,291    $    444
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                      $  3,667    $  2,488
                                                           --------    --------

            TOTAL LIABILITIES                                 3,667       2,488
                                                           --------    --------

STOCKHOLDERS' EQUITY
            Common stock, $.001 par value
             50,000,000 shares authorized, 142,500 and
             62,500 shares issued and outstanding               143          63
            Capital in excess of par value                   57,710      37,790
            Deficit accumulated during development stage    (53,229)    (39,897)
                                                           --------    --------

            TOTAL STOCKHOLDERS' EQUITY                        4,624      (2,044)
                                                           --------    --------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                         $  8,291    $    444
                                                           ========    ========



The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                            FROM INCEPTION
                                               FOR THE YEARS ENDED         AUGUST 13, 1990
                                                    JUNE 30                      TO
                                         1998         1997         1996     JUNE 30, 1998
REVENUE
            Interest                   $       0    $      78    $     282    $   2,419
                                       ---------    ---------    ---------    ---------

EXPENSES
            Miscellaneous                     17           65            0          431
            Office                             0            0            0        2,431
            Professional                  11,726        8,396        6,031       44,176
            Filing and transfer fees       1,209          853          768        5,301
                                       ---------    ---------    ---------    ---------

            TOTAL                         12,952        9,314        6,799       52,339
                                       ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES                 (12,952)      (9,236)      (6,517)     (49,920)

INCOME TAXES                                 380          371          421        3,309
                                       ---------    ---------    ---------    ---------

NET LOSS                               $ (13,332)   $  (9,607)   $  (6,938)   $ (53,229)
                                       =========    =========    =========    =========

LOSS PER SHARE
            Net loss per share         $    (.12)   $    (.15)   $    (.11)   $    (.86)
                                       =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                107,870       62,500       62,500       61,930
                                       =========    =========    =========    =========









The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                              Capital in     During        Total
                                                                          Common Stock        Excess of   Development  Stockholders'
                                                                       Shares      Amount     Par Value      Stage        Equity
Balance, August 13, 1990  (inception)                                        0    $      0    $      0     $      0      $      0

Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                                      12,500          13       2,487            0         2,500

Net loss from inception to June 30, 1991                                     0           0           0       (2,163)       (2,163)

Public offering of common stock and warrants                            50,000          50      49,950            0        50,000

Offering costs                                                               0           0     (14,647)           0       (14,647)

Net loss for the year ended June 30, 1992                                    0           0           0       (4,977)       (4,977)

Net loss for the year ended June 30, 1993                                    0           0           0       (4,750)       (4,750)

Net loss for the year ended June 30, 1994                                    0           0           0       (5,297)       (5,297)

Net loss for the year ended June 30, 1995                                    0           0           0       (6,165)       (6,165)

Net loss for the year ended June 30, 1996                                    0           0           0       (6,938)       (6,938)

Net loss for the year ended June 30, 1997                                    0           0           0       (9,607)       (9,607)
                                                                      --------    --------    --------     --------      --------

Balance, June 30, 1997                                                  62,500          63      37,790      (39,897)       (2,044)

Issuance of shares, private placement, September 11, 1998               40,000          40       9,960            0        10,000
Issuance of shares, private placement, March 2, 1998                    40,000          40       9,960            0        10,000

Net loss for year ended June 30, 1998                                        0           0                  (13,332)      (13,332)
                                                                      --------    --------    --------     --------      --------

Balance, June 30, 1998                                                 142,500    $    143    $ 57,710     $(53,229)     $  4,624
                                                                      ========    ========    ========     ========      ========


The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                        FROM INCEPTION
                                                               FOR THE YEARS ENDED                      AUGUST 13, 1990
                                                                      JUNE 30                                 TO
                                                    1998               1997               1996           JUNE 30, 1998
CASH FLOWS FROM OPERATING
 ACTIVITIES
            Net loss                              $(13,332)          $ (9,607)          $ (6,938)          $(53,229)
            (Decrease) increase in
             accrued expenses                        1,179               (466)               555              3,667
                                                  --------           --------           --------           --------

NET CASH USED BY OPERATING
 ACTIVITIES                                        (12,153)           (10,073)            (6,383)           (49,562)
                                                  --------           --------           --------           --------

CASH FLOWS FROM FINANCING
 ACTIVITIES
            Issuance of common stock                    80                  0                  0                143
            Paid in capital                         19,920                  0                  0             72,357
            Offering costs                               0                  0                  0            (14,647)
                                                  --------           --------           --------           --------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                               20,000                  0                  0             57,853
                                                  --------           --------           --------           --------

NET INCREASE (DECREASE) IN CASH                      7,847            (10,073)            (6,383)             8,291

BEGINNING CASH BALANCE                                 444             10,517             16,900                  0
                                                  --------           --------           --------           --------

ENDING CASH BALANCE                               $  8,291           $    444           $ 10,517           $  8,291
                                                  ========           ========           ========           ========


SUPPLEMENTAL CASH FLOWS INFORMATION

            Income taxes paid                     $    388           $    404           $    421



The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1998, 1997, 1996

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

Income taxes

As of June 30, 1998, the Company had a $53,229 net operating loss carryforward available to offset future taxable income through 2007.

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

         N/A


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information concerning the current directors and executive officers of the Company, who have served since the inception of the Company and will serve for one year or until their respective successors are elected and have qualified:

NAME                    AGE                        POSITION
----                    ---                        --------

Linda Green             52                         President, Secretary,
                                                   Treasurer and Director

Seth Green              29                         Director

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

     Seth Green has been a Director of the Company since August 1990. He has been employed as a manager of Cards and Critters South, a card and gift shop owned by Linda Green, his mother, since 1986. Mr. Green also attended Dowling College during 1990.

     Linda Green is the mother of Seth Green.

     The Company has no significant employees.

Item 10.  Executive Compensation.

     No officer or director of the Company has received remuneration from the Company in fiscal 1998 or prior years, and it is not anticipated that remuneration will be paid prior to the Company's acquisition of a business. The Company has no current intent to issue shares of its common stock to management in connection with a Business Acquisition. However, the Company may subsequently deem the issuance of shares to management for services rendered in connection with such an Acquisition to be fair and reasonable to the Company and its public shareholders in light of the services rendered. In the event any shares are issued for services rendered by management they shall be issued in such an amount as the Board of Directors deems fair and reasonable to the Company and its public shareholders and in compliance with management's fiduciary duties under state law. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company as approved by the Board of Directors.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table sets forth certain information as to the number of shares of the Company's Common Stock deemed to be owned beneficially by each person known by the Registrant to be deemed to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at September 9, 1998. Except as indicated in the footnotes to this table, the Company believes that the named persons have sole voting and investment power with respect to the shares indicated:

Name and Address of                           Position With                   Number of             Percentage
Beneficial Owner                              Company                         Shares                of Class
----------------                              -------------                   ------                --------
Linda Green(1)                                President,                       12,000(2)                 8%
23 Great Rock Drive                           Secretary,
Wading River, NY 11792                        Treasurer
                                              and Director

Seth Green(1)                                 Director                            500                    1
23 Great Rock Drive
Wading River, NY 11792

Edwin Green                                                                    12,000(2)                 8
23 Great Rock Drive
Wading River, NY 11792

Lawrence E. Kaplan(1)                                                          60,000                   42
17 Riverview Terrace
Smithtown, NY 11787

Andrew M. Kaplan(1)                                                            20,000                   14
18 Wayside Lane
Lloyd Harbor, NY 11743

Executive Officers and                                                         12,500(2)                 9
Directors as a Group
(2 Individuals)

---------------

(1) These individuals may be deemed "parents" and the promoters of the Registrant as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

(2) Includes 6,000 shares owned by the spouse of the named shareholder, as to which the named shareholder disclaims beneficial ownership.

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

     In September 1997, the Company sold 20,000 shares at a price of $.25 per share to each of Lawrence E. Kaplan and Andrew M. Kaplan (who are not related) for $5,000 in cash ($10,000 in total). In April 1998, the Company sold 40,000 shares at a price of $.25 per share to Lawrence E. Kaplan for $10,000 in cash.

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


Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

                  3(i)        Certificate of Incorporation -
                              incorporated by reference to
                              Exhibit 3.1 to Registration
                              Statement on Form S-18
                              (SEC File No. 33-37674-NY)

                  3(ii)       By-Laws - incorporated by
                              reference to Exhibit 3.2
                              to Registration Statement
                              on Form S-18 (SEC File
                              No. 33-37674-NY)

                  27          Financial Data Schedule

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    EDG CAPITAL, INC.
                                          -------------------------------------
                                                      (Registrant)


                              By          /s/ Linda Green
                                          -------------------------------------
                                          Linda Green
                                          Principal Executive Officer and
                                          Principal Financial Officer


                                          Date:  September 15, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                          /s/ Linda Green
                                          -------------------------------------
                                          Linda Green
                                          Director

                                          Date:  September 15, 1998



                                          /s/ Seth Green
                                          -------------------------------------
                                          Seth Green
                                          Director

                                          Date:  September 15, 1998

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