Form 10QSB
period 1998-09-30
EDG CAPITAL INC
filed 1998-11-13
CIK 869709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ________

                       Commission File Number 33-37674-NY

                                EDG CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

          New York                                               11-3023098
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

  23 Great Rock Drive, Wading River, NY                             11792
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

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 142,500 as of November 11, 1998.

Transitional Small Business Issuer Disclosure Format: Yes ___    No _X_

                    Page 1 of 11; Exhibit Index is on Page 9

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                         September 30   June 30,
                                                            1998         1998
                                                          --------     --------
                                                         (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash                                                    $  4,484     $  8,291
                                                          ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                        $  2,179        3,667
                                                          --------     --------

     TOTAL LIABILITIES                                       2,179        3,667
                                                          --------     --------

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value
     50,000,000 shares authorized 142,500
     and 62,500 shares issued and outstanding                  143          143
     Capital in excess of par value                         57,710       57,710
     Deficit accumulated during development stage          (55,548)     (53,229)
                                                          --------     --------

     TOTAL STOCKHOLDERS' EQUITY                              2,305        4,624
                                                          --------     --------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                               $  4,484     $  8,291
                                                          ========     ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                         Capital in       During          Total
                                                                   Common Stock          Excess of     Development    Stockholders'
                                                               Shares       Amount       Par Value        Stage          Equity
                                                              --------     --------      ---------       --------       --------
Balance, August 13, 1990  (inception)                                0     $      0       $      0       $      0       $      0
Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                              12,500           13          2,487              0          2,500
Net loss from inception to June 30, 1991                             0            0              0         (2,163)        (2,163)
Public offering of common stock and warrants                    50,000           50         49,950              0         50,000
Offering costs                                                       0            0        (14,647)             0        (14,647)
Net loss for the year ended June 30, 1992                            0            0              0         (4,977)        (4,977)
Net loss for the year ended June 30, 1993                            0            0              0         (4,750)        (4,750)
Net loss for the year ended June 30, 1994                            0            0              0         (5,297)        (5,297)
Net loss for the year ended June 30, 1995                            0            0              0         (6,165)        (6,165)
Net loss for the year ended June 30, 1996                            0            0              0         (6,938)        (6,938)
                                                              --------     --------       --------       --------       --------
Balance, June 30, 1996                                          62,500           63         37,790        (30,290)         7,563

Net loss for the year ended June 30, 1997                            0            0              0         (9,607)        (9,607)
                                                              --------     --------       --------       --------       --------

Balance, June 30, 1997                                          62,500           63         37,790        (39,897)        (2,044)

Issuance of shares, private placement, September 11, 1997       40,000           40          9,960              0         10,000
Issuance of shares, private placement, March 2, 1998            40,000           40          9,960              0         10,000

Net loss for the year ended June 30, 1998                                                                 (13,332)       (13,332)
                                                              --------     --------       --------       --------       --------

Balance, June 30, 1998                                         142,500          143         57,710        (53,229)         4,624

Net loss for the three months ended September 30, 1998               0            0         (2,319)        (2,319)
                                                              --------     --------       --------       --------       --------

Balance, September 30, 1998 (unaudited)                        142,500     $    143       $ 57,710       $(55,548)      $  2,305
                                                              ========     ========       ========       ========       ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                For The Three          From Inception
                                                Months Ended           August 13, 1990
                                                September 30                To
                                            1998          1997       September 30, 1998
                                          ---------     ---------    ------------------
REVENUE
         Interest                         $       0     $       0         $   2,419
                                          ---------     ---------         ---------

EXPENSES
         Miscellaneous                            0            17               431
         Office                                   0             0             2,431
         Professional                         1,754         6,550            45,930
         Filing and transfer fees               185           185             5,486
                                          ---------     ---------         ---------

         TOTAL                                1,939         6,752            54,278
                                          ---------     ---------         ---------

LOSS BEFORE INCOME TAXES                     (1,939)       (6,752)          (51,859)

INCOME TAXES                                    380           380             3,689
                                          ---------     ---------         ---------

NET LOSS                                  $  (2,319)    $  (7,132)        $ (55,548)
                                          =========     =========         =========

LOSS PER SHARE:
   Net loss per share                     $    (.02)    $    (.10)        $    (.86)
                                          =========     =========         =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   142,500        71,196            64,504
                                          =========     =========         =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For The Three                From Inception
                                                                      Months Ended                 August 13, 1990
                                                                      September 30                        To
                                                               1998                 1997          September 30, 1998
                                                             --------             --------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                            $ (2,319)            $ (7,132)            $(55,548)
         Increase (decrease) in accrued expenses               (1,488)               2,629                2,179
                                                             --------             --------             --------

NET CASH USED BY OPERATING ACTIVITIES                          (3,807)              (4,503)             (53,369)
                                                             --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                   0                   40                  143
         Paid in capital                                            0                9,960               72,357
         Offering costs                                             0                    0              (14,647)
                                                             --------             --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           0               10,000               57,853
                                                             --------             --------             --------

 NET INCREASE (DECREASE) IN CASH                               (3,807)               5,497                4,484

BEGINNING CASH BALANCE                                          8,291                  444                    0
                                                             --------             --------             --------

ENDING CASH BALANCE                                          $  4,484             $  5,941             $  4,484
                                                             ========             ========             ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

The financial data for the nine and three months ended September 30, 1998 and 1997 and for the period August 13, 1990 (commencement of development stage) through September 30, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the period ended September 30, 1998:

Income taxes                 $ 380

INCOME TAXES

As of September 30, 1998, the Company had a $53,229 net operating loss carryforward available to offset future taxable income through 2007.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

     For the years ended June 30, 1997 and 1998, the Registrant had a net loss of $(9,607) and $(13,332), respectively, or $(.15) and $(.12) per share. From inception to September 30, 1998, the Registrant had a net loss of $(55,548), or $(.86) per share. For the three months ended September 30, 1998, the Registrant had a net loss (unaudited) of $(2,319), or $(.02) per share, compared to a net loss (unaudited) of $(7,132), or $(.10) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and filing fees associated with the Registrant's status as a public company.

     Liquidity and Capital Resources.

     As of June 30, 1998, the Registrant had assets of $8,291 (all in cash), total liabilities of $3,667 and total shareholders' equity of $4,624. As of September 30, 1998, the Registrant had (unaudited) cash of $4,484 and no other assets, liabilities of $2,179 and total shareholders' equity of $2,305. The Company may seek to raise additional capital in order to implement its plan of operations. There can be no assurance that any such offering will be successful.

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


Dated:  November  12, 1998                           EDG CAPITAL, INC.



                                                     By: /s/ Linda Green
                                                         -----------------------
                                                         Linda Green, President
                                                         and Principal Financial
                                                         Officer