Form 10QSB
period 1998-12-31
EDG CAPITAL INC
filed 1999-02-16
CIK 869709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

[c] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 142,500 as of February 9, 1999.

Transitional Small Business Issuer Disclosure Format: Yes ___ No _X_

                    Page 1 of 11; Exhibit Index is on Page 9

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                          December 31   June 30,
                                                             1998         1998
                                                          (Unaudited)

                                     ASSETS
CURRENT ASSETS
     Cash                                                  $  2,009    $  8,291
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                      $  1,274       3,667
                                                           --------    --------

         TOTAL LIABILITIES                                    1,274       3,667
                                                           --------    --------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized 142,500
          and 62,500 shares issued and outstanding              143         143
         Capital in excess of par value                      57,710      57,710
         Deficit accumulated during development stage       (57,118)    (53,229)
                                                           --------    --------

         TOTAL STOCKHOLDERS' EQUITY                             735       4,624
                                                           --------    --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                            $  2,009    $  8,291
                                                           ========    ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                           Capital in       During        Total
                                                                      Common Stock          Excess of    Development   Stockholders'
                                                                   Shares       Amount      Par Value        Stage        Equity
Balance, August 13, 1990  (inception)                                    0     $      0      $      0      $      0      $      0
Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                                  12,500           13         2,487             0         2,500
Net loss from inception to June 30, 1991                                 0            0             0        (2,163)       (2,163)
Public offering of common stock and warrants                        50,000           50        49,950             0        50,000
Offering costs                                                           0            0       (14,647)            0       (14,647)
Net loss for the year ended June 30, 1992                                0            0             0        (4,977)       (4,977)
Net loss for the year ended June 30, 1993                                0            0             0        (4,750)       (4,750)
Net loss for the year ended June 30, 1994                                0            0             0        (5,297)       (5,297)
Net loss for the year ended June 30, 1995                                0            0             0        (6,165)       (6,165)
Net loss for the year ended June 30, 1996                                0            0             0        (6,938)       (6,938)
                                                                  --------     --------      --------      --------      --------
Balance, June 30, 1996                                              62,500           63        37,790       (30,290)        7,563

Net loss for the year ended June 30, 1997                                0            0             0        (9,607)       (9,607)
                                                                  --------     --------      --------      --------      --------

Balance, June 30, 1997                                              62,500           63        37,790       (39,897)       (2,044)

Issuance of shares, private placement, September 11, 1997           40,000           40         9,960             0        10,000
Issuance of shares, private placement, March 2, 1998                40,000           40         9,960             0        10,000

Net loss for the year ended June 30, 1998                                                                   (13,332)      (13,332)
                                                                  --------     --------      --------      --------      --------

Balance, June 30, 1998                                             142,500          143        57,710       (53,229)        4,624

Net loss for the six months ended December 31, 1998                      0            0                      (3,889)       (3,889)
                                                                  --------     --------      --------      --------      --------

Balance, December 31, 1998 (unaudited)                             142,500     $    143      $ 57,710      $(57,118)     $    735
                                                                  ========     ========      ========      ========      ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                          For The Six           From Inception
                                         Months Ended           August 13, 1990
                                          December 31                 To
                                      1998          1997       December 31, 1998

REVENUE
         Interest                  $       0     $       0         $   2,419
                                   ---------     ---------         ---------

EXPENSES
         Miscellaneous                     0            17               431
         Office                            0             0             2,431
         Professional                  2,630         7,531            46,806
         Filing and transfer fees        879           335             6,180
                                   ---------     ---------         ---------

         TOTAL                         3,509         7,883            55,848
                                   ---------     ---------         ---------

LOSS BEFORE INCOME TAXES              (3,509)       (7,883)          (53,429)

INCOME TAXES                             380           380             3,689
                                   ---------     ---------         ---------

NET LOSS                           $  (3,889)    $  (8,263)        $ (57,118)
                                   =========     =========         =========

LOSS PER SHARE:
   Net loss per share              $    (.03)    $    (.08)        $    (.85)
                                   =========     =========         =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            142,500       102,500            66,919
                                   =========     =========         =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                            For The Three
                                                            Months Ended
                                                             December 31
                                                        1998             1997

REVENUE
         Interest                                    $       0        $       0
                                                     ---------        ---------

EXPENSES
         Professional                                      876              981
         Filing and transfer fees                          694              150
                                                     ---------        ---------

         TOTAL                                           1,570            1,131
                                                     ---------        ---------

LOSS BEFORE INCOME TAXES                                (1,570)          (1,131)

INCOME TAXES                                                                  0
                                                     ---------        ---------

NET LOSS                                             $  (1,570)       $  (1,131)
                                                     =========        =========

LOSS PER SHARE:
   Net loss per share                                $    (.01)       $    (.01)
                                                     =========        =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              142,500          102,500
                                                     =========        =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           For The Six           From Inception
                                                          Months Ended           August 13, 1990
                                                           December 31                 To
                                                        1998         1997       December 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                     $ (3,889)   $ (8,263)         $(57,118)
         Increase (decrease) in accrued expenses        (2,393)     (1,583)            1,274
                                                      --------    --------          --------

NET CASH USED BY OPERATING ACTIVITIES                   (6,282)     (9,846)          (55,844)
                                                      --------    --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                            0          40               143
         Paid in capital                                     0       9,960            72,357
         Offering costs                                      0           0           (14,647)
                                                      --------    --------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    0      10,000            57,853
                                                      --------    --------          --------

 NET INCREASE (DECREASE) IN CASH                        (6,282)        154             2,009

BEGINNING CASH BALANCE                                   8,291         444                 0
                                                      --------    --------          --------

ENDING CASH BALANCE                                   $  2,009    $    598          $  2,009
                                                      ========    ========          ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


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

The financial data for the three and six months ended December 31, 1998 and 1997 and for the period August 13, 1990 (commencement of development stage) through December 31, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the period ended December 31, 1998:

Income taxes                         $ 380

INCOME TAXES

As of December 31, 1998, the Company had a $53,229 net operating loss carryforward available to offset future taxable income through 2007.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

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

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations.

     Since inception the Registrant has not had any business operations, and its activities have been limited to the sale of its securities and the search for a company to acquire through a "reverse acquisition." The Registrant will not have any business operations until, if ever, such time as it effects an acquisition. Accordingly, no revenue has been generated by the Registrant since its inception.

     For the years ended June 30, 1997 and 1998, the Registrant had a net loss of $(9,607) and $(13,332), respectively, or $(.15) and $(.12) per share. From inception to December 31, 1998, the Registrant had a net loss of $(57,118), or $(.85) per share. For the six months ended December 31, 1998, the Registrant had a net loss (unaudited) of $(3,889), or $(.03) per share, compared to a net loss (unaudited) of $(8,263), or $(.08) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and other fees associated with the Registrant's status as a reporting public company.

     Liquidity and Capital Resources.

     As of June 30, 1998, the Registrant had assets of $8,291 (all in cash), total liabilities of $3,667 and total shareholders' equity of $4,624. As of December 31, 1998, the Registrant had (unaudited) cash of $2,009 and no other assets, liabilities of $1,274 and total shareholders' equity of $735. The Company may seek to raise additional capital in order to implement its plan of operations. There can be no assurance that any such offering will be successful.


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


Dated:  February 12, 1999               EDG CAPITAL, INC.



                                        By: /s/ Linda Green
                                            ----------------------------
                                            Linda Green, President
                                            and Principal Financial
                                            Officer