Form 10QSB
period 1999-03-31
EDG CAPITAL INC
filed 1999-05-14
CIK 869709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 142,500 as of May 13, 1999.

Transitional Small Business Issuer Disclosure Format: Yes ___ No _X_

                    Page 1 of 12; Exhibit Index is on Page 10

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements


                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                            March 31   June 30
                                                             1999        1998
                                                          (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash                                                     $    790    $  8,291
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                         $    930       3,667
                                                           --------    --------

    TOTAL LIABILITIES                                           930       3,667
                                                           --------    --------

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value
    50,000,000 shares authorized 142,500 shares
    issued and outstanding                                      143         143
    Capital in excess of par value                           57,710      57,710
    Deficit accumulated during development stage            (57,993)    (53,229)
                                                           --------    --------

    TOTAL STOCKHOLDERS' EQUITY                                 (140)      4,624
                                                           --------    --------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                 $    790    $  8,291
                                                           ========    ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                      Deficit
                                                                                                     Accumulated
                                                                                        Capital in     During          Total
                                                                     Common Stock        Excess of   Development   Stockholders'
                                                                   Shares     Amount     Par Value      Stage         Equity
                                                                 --------    --------    --------     --------       --------
Balance, August 13, 1990 (inception)                                    0    $      0    $      0     $      0       $      0
Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                                 12,500          13       2,487            0          2,500
Net loss from inception to June 30, 1991                                0           0           0       (2,163)        (2,163)
Public offering of common stock and warrants                       50,000          50      49,950            0         50,000
Offering costs                                                          0           0     (14,647)           0        (14,647)
Net loss for the year ended June 30, 1992                               0           0           0       (4,977)        (4,977)
Net loss for the year ended June 30, 1993                               0           0           0       (4,750)        (4,750)
Net loss for the year ended June 30, 1994                               0           0           0       (5,297)        (5,297)
Net loss for the year ended June 30, 1995                               0           0           0       (6,165)        (6,165)
Net loss for the year ended June 30, 1996                               0           0           0       (6,938)        (6,938)
                                                                 --------    --------    --------     --------       --------
Balance, June 30, 1996                                             62,500          63      37,790      (30,290)         7,563

Net loss for the year ended June 30, 1997                               0           0           0       (9,607)        (9,607)
                                                                 --------    --------    --------     --------       --------

Balance, June 30, 1997                                             62,500          63      37,790      (39,897)        (2,044)

Issuance of shares, private placement, September 11, 1997          40,000          40       9,960            0         10,000
Issuance of shares, private placement, March 2, 1998               40,000          40       9,960            0         10,000

Net loss for the year ended June 30, 1998                               0           0           0      (13,332)       (13,332)
                                                                 --------    --------    --------     --------       --------

Balance, June 30, 1998                                            142,500         143      57,710      (53,229)         4,624

Net loss for the nine months ended March 31, 1999                       0           0           0       (4,764)        (4,764)
                                                                 --------    --------    --------     --------       --------

Balance, March 31, 1999 (unaudited)                               142,500    $    143    $ 57,710     $(57,993)      $   (140)
                                                                 ========    ========    ========     ========       ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                             For The Nine        From Inception
                                             Months Ended        August 13, 1990
                                               March 31                To
                                         1999           1998     March 31, 1999

REVENUE
         Interest                      $       0     $       0      $   2,419
                                       ---------     ---------      ---------

EXPENSES
         Miscellaneous                         0            17            431
         Office                                0             0          2,431
         Professional                      3,155         8,712         47,331
         Filing and transfer fees          1,229           798          6,530
                                       ---------     ---------      ---------

         TOTAL                             4,384         9,527         56,723
                                       ---------     ---------      ---------

LOSS BEFORE INCOME TAXES                  (4,384)       (9,527)       (54,304)

INCOME TAXES                                 380           380          3,689
                                       ---------     ---------      ---------

NET LOSS                               $  (4,764)    $  (9,907)     $ (57,993)
                                       =========     =========      =========

LOSS PER SHARE:
   Net loss per share                  $    (.03)    $    (.10)     $    (.84)
                                       =========     =========      =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                142,500        96,369         69,142
                                       =========     =========      =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           For The Three
                                                            Months Ended
                                                              March 31
                                                       1999             1998

REVENUE
         Interest                                    $       0        $       0
                                                     ---------        ---------

EXPENSES
         Professional                                      525            1,181
         Filing and transfer fees                          350              463
                                                     ---------        ---------

         TOTAL                                             875            1,644
                                                     ---------        ---------

LOSS BEFORE INCOME TAXES                                  (875)          (1,644)

INCOME TAXES                                                 0                0
                                                     ---------        ---------

NET LOSS                                             $    (875)       $  (1,644)
                                                     =========        =========

LOSS PER SHARE:
   Net loss per share                                      NIL        $    (.01)
                                                     =========        =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              142,500          141,210
                                                     =========        =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For The Nine                   From Inception
                                                                     Months Ended                   August 13, 1990
                                                                        March 31                          To
                                                                1999                1998             March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                             $ (4,764)            $ (9,907)            $(57,993)
         Increase (decrease) in accrued expenses                (2,737)              (1,140)                 930
                                                              --------             --------             --------

NET CASH USED BY OPERATING ACTIVITIES                           (7,501)             (11,047)             (57,063)
                                                              --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                    0                   80                  143
         Paid in capital                                             0               19,920               72,357
         Offering costs                                              0                    0              (14,647)
                                                              --------             --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            0               20,000               57,853
                                                              --------             --------             --------

 NET INCREASE (DECREASE) IN CASH                                (7,501)               8,953                  790

BEGINNING CASH BALANCE                                           8,291                  444                    0
                                                              --------             --------             --------

ENDING CASH BALANCE                                           $    790             $  9,397             $    790
                                                              ========             ========             ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

The financial data for the three and nine months ended March 31, 1999 and 1998 and for the period August 13, 1990 (commencement of development stage) through March 31, 1999 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the period ended March 31, 1999:

Income taxes                    $ 380

INCOME TAXES

As of March 31, 1999, the Company had a $53,229 net operating loss carryforward available to offset future taxable income through 2007.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION

     (a)  Plan of Operation

     The Registrant was formed August 13, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with the initial capitalization of the Registrant, a total of 12,500 shares of its common stock were issued to its officers and directors for the aggregate sum of $2,500. On June 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18 for an offering of 50,000 Units of Common Stock and Warrants to purchase shares of Common Stock at $1.00 per Unit. The offering was closed in November 1991, and the Warrants included in the Units have expired.

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

     For the years ended June 30, 1997 and 1998, the Registrant had a net loss of $(9,607) and $(13,332), respectively, or $(.15) and $(.12) per share. From inception to March 31, 1999, the Registrant had a net loss of $(57,993), or $(.84) per share. For the nine months ended March 31, 1999, the Registrant had a net loss (unaudited) of $(4,764), or $(.03) per share, compared to a net loss (unaudited) of $(9,907), or $(.10) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and other fees associated with the Registrant's status as a reporting public company.

     Liquidity and Capital Resources.

     As of June 30, 1998, the Registrant had assets of $8,291 (all in cash), total liabilities of $3,667 and shareholders' equity of $4,624. As of March 31, 1999, the Registrant had (unaudited) cash of $790 and no other assets, liabilities of $930 and a shareholders' equity deficit of $(140). The Company may seek to raise additional capital in order to implement its plan of operations. There can be no assurance that any such offering will be successful.

     Year 2000.

     Many existing software programs, computers and other types of equipment were not designed to accommodate the Year 2000 and beyond. If not corrected, these computer applications and equipment could fail or create erroneous results. For the Company, this will have no material adverse effect since its sole business is to identify a suitable acquisition candidate and effectuate a business combination, and therefore it does not maintain internal business systems software or internal non-business software/embedded systems and it has no material transactions with external vendors.


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


Dated: May 13, 1999                                  EDG CAPITAL, INC.



                                                     By: /s/ Linda Green
                                                         -----------------------
                                                         Linda Green, President
                                                         and Principal Financial
                                                         Officer