Form 10KSB
period 1999-06-30
EDG CAPITAL INC
filed 1999-09-10
CIK 869709

Page 1 of __
                                                                   Exhibit Index
                                                                   is on Page __


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the fiscal year ended June 30, 1999

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Yes [X]    No [_]

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

State the aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of an affiliate in Rule 12b-2 of the Exchange Act.) Zero. (According to the National Quotation Bureau, Inc. there are no published quotations for the issuer's Common Stock.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 182,500 shares of Common Stock, $.001 par value, outstanding as of September 9, 1999.


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

     In connection with its initial capitalization, the Registrant issued 12,500 shares of its Common Stock to its officers and directors for the aggregate sum of $2,500. In furtherance of its corporate purpose, on November 11, 1991, the Registrant closed its initial public offering of 50,000 Units at a price of $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant, and one Class "B" Common Stock Purchase Warrant. The Warrants, which entitled the holders to purchase additional Common Stock at $5.00 and $10.00, respectively, have expired. To obtain additional working capital, in each of September 1997, March 1998, and June 1999, the Company raised $10,000 from the sale of 40,000 shares of its Common Stock at a price of $.25 per share.

     The Registrant is seeking the acquisition of or merger with an existing company ("Potential Business Acquisitions"). Given the limited assets of the Registrant, it is likely to acquire or merge with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. However, within the next six months the Company may seek to raise additional funds to augment its cash on hand, which also could be used for the benefit of any Business Acquisition seeking an immediate cash infusion. There can be no assurance that the Company's financing efforts, if any, will be successful.

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

Holders

     As of September 9, 1999, there were 35 record holders of the Company's Common Stock.

Common Stock

     The Company is authorized to issue 50,000,000 shares of Common Stock, par value $.001 each. As of September 9, 1999 there were 182,500 such shares issued and outstanding. Holders of shares of Common Stock are entitled to one vote for each share held. There are no preemptive, subscription, conversion or redemption rights pertaining to the shares. Holders of the shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available therefor and to share ratably in the assets of the Company available upon liquidation.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation

     The Registrant was formed August 13, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with the initial capitalization of the Company a total of 12,500 shares of its common stock were issued to its officers and directors for the aggregate sum of $2,500. On June 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18 for an offering of 50,000 Units of Common Stock and Warrants to purchase shares of Common Stock at a price of $1.00 per Unit. The offering was closed in November, 1991. To obtain additional working capital, in each of September 1997, March 1998, and June 1999, the Company raised $10,000 from the sale of 40,000 shares of its Common Stock at a price of $.25 per share.

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

     For the years ended June 30, 1998 and 1999, the Company had a net loss of ($13,332) and ($8,166), respectively, or ($.12) and ($.06) per share, respectively. From inception to June 30, 1999, the Company had a net loss of ($61,395), or ($.86) per share. Such losses are attributable primarily to costs associated with being subject to the reporting requirements of federal securities laws and the Company's attempts to identify and acquire a business.

Item 7. Financial Statements.

                          Index to Financial Statement

     Independent Accountants' Report

     Balance Sheets

          June 30, 1999 and 1998

     Statement of Operations

          Years ended June 30, 1999, 1998 and 1997

     Statement of Changes in Stockholders' Equity

          Years ended June 30, 1999, 1998, and 1997

     Statement of Cash Flows
          Years ended June 30, 1999, 1998 and 1997

     Notes to Financial Statements


            [Balance of this Page Has Been Left Blank Intentionally]

                                  [LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of EDG Capital, Inc.

We have audited the accompanying balance sheets of EDG Capital, Inc. (a development stage company) as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997 and for the period August 13, 1990 (inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDG Capital, Inc. (a development stage company) as of June 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended June 30, 1999, 1998, 1997 and for the period August 13, 1990 (inception) to June 30, 1999 in conformity with generally accepted accounting principles.


Lake Success, New York
September 1, 1999

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                     JUNE 30

                                                             1999        1998

                                     ASSETS
CURRENT ASSETS
         Cash                                              $  9,338    $  8,291
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Accrued expenses                                  $  2,880    $  3,667
                                                           --------    --------

         TOTAL LIABILITIES                                    2,880       3,667
                                                           --------    --------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value 50,000,000
             shares authorized, 182,500 and 142,500
             shares issued and outstanding                      183         143
         Capital in excess of par value                      67,670      57,710
         Deficit accumulated during development stage       (61,395)    (53,229)
                                                           --------    --------

         TOTAL STOCKHOLDERS' EQUITY                           6,458       4,624
                                                           --------    --------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                          $  9,338    $  8,291
                                                           ========    ========


The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY





                                                                                                        Deficit
                                                                                                       Accumulated
                                                                                          Capital in     During        Total
                                                                        Common Stock      Excess of   Development  Stockholders'
                                                                    Shares      Amount    Par Value       Stage        Equity

Balance, August 13, 1990  (inception)                                     0    $      0    $      0     $      0     $      0
Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                                   12,500          13       2,487            0        2,500
Net loss from inception to June 30, 1991                                  0           0           0       (2,163)      (2,163)
Public offering of common stock and warrants                         50,000          50      49,950            0       50,000
Offering costs                                                            0           0     (14,647)           0      (14,647)
Net loss for the year ended June 30, 1992                                 0           0           0       (4,977)      (4,977)
Net loss for the year ended June 30, 1993                                 0           0           0       (4,750)      (4,750)
Net loss for the year ended June 30, 1994                                 0           0           0       (5,297)      (5,297)
Net loss for the year ended June 30, 1995                                 0           0           0       (6,165)      (6,165)
Net loss for the year ended June 30, 1996                                 0           0           0       (6,938)      (6,938)
                                                                   --------    --------    --------     --------     --------
Balance, June 30, 1996                                               62,500          63      37,790      (30,290)       7,563

Net loss for the year ended June 30, 1997                                 0           0           0       (9,607)      (9,607)
                                                                   --------    --------    --------     --------     --------

Balance, June 30, 1997                                               62,500          63      37,790      (39,897)      (2,044)

Issuance of shares, private placement, September 11, 1997            40,000          40       9,960            0       10,000
Issuance of shares, private placement, March 2, 1998                 40,000          40       9,960            0       10,000

Net loss for the year ended June 30, 1998                                 0           0           0      (13,332)     (13,332)
                                                                   --------    --------    --------     --------     --------

Balance, June 30, 1998                                              142,500         143      57,710      (53,229)       4,624

Issuance of shares, private placement, June 11, 1999                 40,000          40       9,960            0       10,000
Net loss for the year ended June 30, 1999                                 0           0                   (8,166)      (8,166)
                                                                   --------    --------    --------     --------     --------

Balance, June 30, 1999                                              182,500    $    183    $ 67,670     $(61,395)    $  6,458
                                                                   ========    ========    ========     ========     ========




The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                              FROM INCEPTION
                                                     FOR THE YEARS ENDED                      AUGUST 13, 1990
                                                           JUNE 30                                   TO
                                          1999               1998                1997          JUNE 30, 1999

REVENUE
         Interest                      $       0           $       0           $      78           $   2,419
                                       ---------           ---------           ---------           ---------

EXPENSES
         Miscellaneous                         0                  17                  65                 431
         Office                                0                   0                   0               2,431
         Professional                      5,942              11,726               8,396              50,118
         Filing and transfer fees          1,844               1,209                 853               7,145
                                       ---------           ---------           ---------           ---------

         TOTAL                             7,786              12,952               9,314              60,125
                                       ---------           ---------           ---------           ---------

LOSS BEFORE INCOME TAXES                  (7,786)            (12,952)             (9,236)            (57,706)

INCOME TAXES                                 380                 380                 371               3,689
                                       ---------           ---------           ---------           ---------

NET LOSS                               $  (8,166)          $ (13,332)          $  (9,607)          $ (61,395)
                                       =========           =========           =========           =========

LOSS PER SHARE
         Net loss per share            $    (.06)          $    (.12)          $    (.15)          $    (.86)
                                       =========           =========           =========           =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                144,692             107,870              62,500              71,514
                                       =========           =========           =========           =========


The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                                                         FROM INCEPTION
                                                       FOR THE YEARS ENDED                              AUGUST 13, 1990
                                                             JUNE 30                                           TO
                                                     1999               1998               1997          JUNE 30, 1999

CASH FLOWS FROM OPERATING
 ACTIVITIES

         Net loss                                  $ (8,166)          $(13,332)          $ (9,607)          $(61,395)
         (Decrease) increase in
          accrued expenses                             (787)             1,179               (466)             2,880
                                                   --------           --------           --------           --------

NET CASH USED BY OPERATING
 ACTIVITIES                                          (8,953)           (12,153)           (10,073)           (58,515)
                                                   --------           --------           --------           --------

CASH FLOWS FROM FINANCING
 ACTIVITIES
         Issuance of common stock                        40                 80                  0                183
         Paid in capital                              9,960             19,920                  0             82,317
         Offering costs                                   0                  0                  0            (14,647)
                                                   --------           --------           --------           --------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                10,000             20,000                  0             67,853
                                                   --------           --------           --------           --------

NET INCREASE (DECREASE) IN CASH                       1,047              7,847            (10,073)             9,338

BEGINNING CASH BALANCE                                8,291                444             10,517                  0
                                                   --------           --------           --------           --------

ENDING CASH BALANCE                                $  9,338           $  8,291           $    444           $  9,338
                                                   ========           ========           ========           ========


SUPPLEMENTAL CASH FLOWS INFORMATION

         Income taxes paid                         $    380           $    388           $    404


The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1999, 1998, 1997

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income taxes

As of June 30, 1999, the Company had a $61,395 net operating loss carryforward available to offset future taxable income through 2007.

NOTE 2: CAPITAL STOCK

On September 11, 1997, March 2, 1998 and June 11, 1999 the Company completed private placements, each for 40,000 common shares, par value $.001. The total proceeds of each private placement was $10,000. These funds were raised to provide working capital.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          N/A


                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning the current directors and executive officers of the Company, who have served since the inception of the Company and will serve for one year or until their respective successors are elected and have qualified:

NAME                            AGE                POSITION

Linda Green                     55                 President, Secretary,
                                                   Treasurer and Director

Seth Green                      30                 Director

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

Item 10.  Executive Compensation.

         No officer or director of the Company has received remuneration from the Company in fiscal 1999 or prior years, and it is not anticipated that remuneration will be paid prior to the

Company's acquisition of a business. The Company has no current intent to issue shares of its common stock to management in connection with a Business Acquisition. However, the Company may subsequently deem the issuance of shares to management for services rendered in connection with such an Acquisition to be fair and reasonable to the Company and its public shareholders in light of the services rendered. In the event any shares are issued for services rendered by management they shall be issued in such an amount as the Board of Directors deems fair and reasonable to the Company and its public shareholders and in compliance with management's fiduciary duties under state law. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Company as approved by the Board of Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as to the number of shares of the Company's Common Stock deemed to be owned beneficially by each person known by the Registrant to be deemed to be the beneficial owner of more than 5% of the outstanding Common Stock, each of its executive officers and directors, and all of its executive officers and directors as a group, at September 9, 1999. Except as indicated in the footnotes to this table, the Company believes that the named persons have sole voting and investment power with respect to the shares indicated:

Name and Address of                Position With                   Number of             Percentage
Beneficial Owner                   Company                          Shares                 of Class
-------------------                -------------                   ---------             ----------

Linda Green(1)                     President,                        12,000(2)                  7%
23 Great Rock Drive                Secretary,
Wading River, NY 11792             Treasurer
                                   and Director

Seth Green(1)                      Director                             500                      *
23 Great Rock Drive
Wading River, NY 11792

Edwin Green                                                          12,000(2)                  7
23 Great Rock Drive
Wading River, NY 11792

Lawrence E. Kaplan(1)                                               100,000                    58
17 Riverview Terrace
Smithtown, NY 11787

Andrew M. Kaplan(1)                                                  20,000                    11
18 Wayside Lane
Lloyd Harbor, NY 11743

Executive Officers and                                               12,500(2)                  7
Directors as a Group
(2 Individuals)


----------

*    Less than one percent.

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

     In September 1997, the Company sold 20,000 shares at a price of $.25 per share to each of Lawrence E. Kaplan and Andrew M. Kaplan (who are not related) for $5,000 in cash ($10,000 in total). In April 1998, the Company sold 40,000 shares at a price of $.25 per share to Lawrence E. Kaplan for $10,000 in cash. In June 1999, the Company sold an additional 40,000 shares to Lawrence E. Kaplan for $.25 each for $10,000 in cash.

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


                                           EDG CAPITAL, INC.
                                           ----------------------------------
                                             (Registrant)


                                           By /s/ Linda Green
                                              -------------------------------
                                              Linda Green
                                              Principal Executive Officer and
                                              Principal Financial Officer


                                              Date:  September 10, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                                  /s/ Linda Green
                                                  ------------------------------
                                                  Linda Green
                                                  Director

                                                  Date:  September 10, 1999



                                                  /s/ Seth Green
                                                  ------------------------------
                                                  Seth Green
                                                  Director

                                                  Date:  September 10, 1999

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