Form 10QSB
period 1999-09-30
EDG CAPITAL INC
filed 1999-11-12
CIK 869709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 182,500 as of November 10, 1999.

Transitional Small Business Issuer Disclosure Format: Yes ___  No _X_

                    Page 1 of 10; Exhibit Index is on Page 8

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                               EDG CAPITAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                                         September 30  June 30,
                                                             1999        1999
                                                          ---------    --------
                                                         (Unaudited)

                                     ASSETS
CURRENT ASSETS
     Cash                                                  $  6,238    $  9,338
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                      $  1,861       2,880
                                                           --------    --------

         TOTAL LIABILITIES                                    1,861       2,880
                                                           --------    --------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized 182,500
          shares issued and outstanding                         183         183
         Capital in excess of par value                      67,670      67,670
         Deficit accumulated during development stage       (63,476)    (61,395)
                                                           --------    --------

         TOTAL STOCKHOLDERS' EQUITY                           4,377       6,458
                                                           --------    --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                            $  6,238    $  9,338
                                                           ========    ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                              Capital in    During        Total
                                                                           Common Stock       Excess of   Development  Stockholders'
                                                                        Shares      Amount    Par Value      Stage        Equity
                                                                       --------    --------   ----------  ----------   -------------
Balance, August 13, 1990  (inception)                                         0    $      0    $      0     $      0     $      0
Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                                       12,500          13       2,487            0        2,500
Net loss from inception to June 30, 1991                                      0           0           0       (2,163)      (2,163)
Public offering of common stock and warrants                             50,000          50      49,950            0       50,000
Offering costs                                                                0           0     (14,647)           0      (14,647)
Net loss for the year ended June 30, 1992                                     0           0           0       (4,977)      (4,977)
Net loss for the year ended June 30, 1993                                     0           0           0       (4,750)      (4,750)
Net loss for the year ended June 30, 1994                                     0           0           0       (5,297)      (5,297)
Net loss for the year ended June 30, 1995                                     0           0           0       (6,165)      (6,165)
Net loss for the year ended June 30, 1996                                     0           0           0       (6,938)      (6,938)
                                                                       --------    --------    --------     --------     --------
Balance, June 30, 1996                                                   62,500          63      37,790      (30,290)       7,563

Net loss for the year ended June 30, 1997                                     0           0           0       (9,607)      (9,607)
                                                                       --------    --------    --------     --------     --------

Balance, June 30, 1997                                                   62,500          63      37,790      (39,897)      (2,044)

Issuance of shares, private placement, September 11, 1997                40,000          40       9,960            0       10,000
Issuance of shares, private placement, March 2, 1998                     40,000          40       9,960            0       10,000

Net loss for the year ended June 30, 1998                                     0           0           0      (13,332)     (13,332)
                                                                       --------    --------    --------     --------     --------

Balance, June 30, 1998                                                  142,500         143      57,710      (53,229)       4,624

Issuance of shares, private placement, June 11, 1999                     40,000          40       9,960            0       10,000
Net loss for the year ended June 30, 1999                                     0           0                   (8,166)      (8,166)
                                                                       --------    --------    --------     --------     --------

Balance, June 30, 1999                                                  182,500         183      67,670      (61,395)       6,458

Net loss for the three months ended September 30,
1999 (unaudited)                                                              0           0           0       (2,081)      (2,081)
                                                                       --------    --------    --------     --------     --------

Balance, September 30, 1999 (unaudited)                                 182,500    $    183    $ 67,670     $(63,476)    $  4,377
                                                                       ========    ========    ========     ========     ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                         For The Three          From Inception
                                          Months Ended         August 13, 1990
                                          September 30                To
                                       1999          1998     September 30, 1999
                                     ---------     ---------  ------------------

REVENUE
         Interest                    $       0     $       0      $   2,419
                                     ---------     ---------      ---------

EXPENSES
         Miscellaneous                       0             0            431
         Office                              0             0          2,431
         Travel                          1,015             0          1,015
         Professional                      680         1,754         50,798
         Filing and transfer fees          456           185          7,601
                                     ---------     ---------      ---------

         TOTAL                           2,151         1,939         62,276
                                     ---------     ---------      ---------

LOSS BEFORE INCOME TAXES                (2,151)       (1,939)       (59,857)

INCOME TAXES                               (70)          380          3,619
                                     ---------     ---------      ---------

NET LOSS                             $ ( 2,081)    $  (2,319)     $ (63,476)
                                     =========     =========      =========

LOSS PER SHARE:
   Net loss per share                $    (.01)    $    (.02)     $    (.85)
                                     =========     =========      =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              182,500       142,500         74,661
                                     =========     =========      =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          For The Three         From Inception
                                                          Months Ended          August 13, 1990
                                                          September 30                To
                                                       1999          1998     September 30, 1999
                                                     --------      --------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                    $ (2,081)     $ (2,319)       $(63,476)
         Increase (decrease) in accrued expenses       (1,019)       (1,488)          1,861
                                                     --------      --------        --------

NET CASH USED BY OPERATING ACTIVITIES                  (3,100)       (3,807)        (61,615)
                                                     --------      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                           0             0             183
         Paid in capital                                    0             0          82,317
         Offering costs                                     0             0         (14,647)
                                                     --------      --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   0             0          67,853
                                                     --------      --------        --------

 NET INCREASE (DECREASE) IN CASH                       (3,100)       (3,807)          6,238

BEGINNING CASH BALANCE                                  9,338         8,291               0
                                                     --------      --------        --------

ENDING CASH BALANCE                                  $  6,238      $  4,484        $  6,238
                                                     ========      ========        ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

The financial data for the three months ended September 30, 1999 and 1998 and for the period August 13, 1990 (commencement of development stage) through September 30, 1999 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income taxes

As of September 30, 1999, the Company had a $61,395 net operating loss carryforward available to offset future taxable income through 2007.

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

     For the years ended June 30, 1998 and 1999, the Registrant had a net loss of $(13,332) and $(8,166), respectively, or $(.12) and $(.04) per share. From inception to September 30, 1999, the Registrant had a net loss of $(63,476), or $(.85) per share. For the three months ended September 30, 1999, the Registrant had a net loss (unaudited) of $(2,081), or $(.01) per share, compared to a net loss (unaudited) of $(2,319), or $(.02) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and filing fees associated with the Registrant's status as a public company.

     Liquidity and Capital Resources.

     As of June 30, 1999, the Registrant had assets of $9,338 (all in cash), total liabilities of $2,880 and total shareholders' equity of $6,458. As of September 30, 1999, the Registrant had (unaudited) cash of $6,238 and no other assets, liabilities of $1,861 and total shareholders' equity of $4,377. The Company may seek to raise additional capital in order to implement its plan of operations. There can be no assurance that any such offering will be successful.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibit is filed with this report:                     Page
                                                                          ----
     27   Financial Data Schedule.                                         10

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 10, 1999                         EDG CAPITAL, INC.


                                                 By: /s/ Linda Green
                                                     ---------------------------
                                                     Linda Green, President
                                                     and Principal Financial
                                                     Officer