Form 10QSB
period 1999-12-31
EDG CAPITAL INC
filed 2000-02-14
CIK 869709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ________

     Commission File Number 33-37674-NY

                                EDG CAPITAL, INC.
       (Exact name of small business issuer as specified in its charter)

         New York                                                  11-3023098
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

23 Great Rock Drive, Wading River,NY                                 11792
(Address of principal executive offices)                            Zip Code)

(516) 929-4011
(Issuer's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 182,500 as of February 10, 2000.

Transitional Small Business Issuer Disclosure Format: Yes [_] No [X]

                    Page 1 of 10; Exhibit Index is on Page 9

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                        December 31    June 30,
                                                            1999        1999
                                                        (Unaudited)

                             ASSETS
CURRENT ASSETS
     Cash                                                 $  3,626    $  9,338
                                                          ========    ========


            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                     $  3,154       2,880
                                                          --------    --------

         TOTAL LIABILITIES                                   3,154       2,880
                                                          --------    --------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized 182,500
          shares issued and outstanding                        183         183
         Capital in excess of par value                     67,670      67,670
         Deficit accumulated during development stage      (67,381)    (61,395)
                                                          --------    --------

         TOTAL STOCKHOLDERS' EQUITY                            472       6,458
                                                          --------    --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                           $  3,626    $  9,338
                                                          ========    ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                              Capital in    During         Total
                                                                          Common Stock        Excess of   Development  Stockholders'
                                                                       Shares      Amount     Par Value      Stage       Equity
                                                                      --------    --------    ---------   -----------  ------------
Balance, August 13, 1990  (inception)                                        0    $      0    $      0     $      0     $      0
Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                                      12,500          13       2,487            0        2,500
Net loss from inception to June 30, 1991                                     0           0           0       (2,163)      (2,163)
Public offering of common stock and warrants                            50,000          50      49,950            0       50,000
Offering costs                                                               0           0     (14,647)           0      (14,647)
Net loss for the year ended June 30, 1992                                    0           0           0       (4,977)      (4,977)
Net loss for the year ended June 30, 1993                                    0           0           0       (4,750)      (4,750)
Net loss for the year ended June 30, 1994                                    0           0           0       (5,297)      (5,297)
Net loss for the year ended June 30, 1995                                    0           0           0       (6,165)      (6,165)
Net loss for the year ended June 30, 1996                                    0           0           0       (6,938)      (6,938)
                                                                      --------    --------    --------     --------     --------
Balance, June 30, 1996                                                  62,500          63      37,790      (30,290)       7,563

Net loss for the year ended June 30, 1997                                    0           0           0       (9,607)      (9,607)
                                                                      --------    --------    --------     --------     --------

Balance, June 30, 1997                                                  62,500          63      37,790      (39,897)      (2,044)

Issuance of shares, private placement, September 11, 1997               40,000          40       9,960            0       10,000
Issuance of shares, private placement, March 2, 1998                    40,000          40       9,960            0       10,000

Net loss for the year ended June 30, 1998                                    0           0           0      (13,332)     (13,332)
                                                                      --------    --------    --------     --------     --------

Balance, June 30, 1998                                                 142,500         143      57,710      (53,229)       4,624

Issuance of shares, private placement, June 11, 1999                    40,000          40       9,960            0       10,000
Net loss for the year ended June 30, 1999                                    0           0                   (8,166)      (8,166)
                                                                      --------    --------    --------     --------     --------

Balance, June 30, 1999                                                 182,500         183      67,670      (61,395)       6,458

Net loss for the six months ended December 31,
1999 (unaudited)                                                             0           0           0       (5,986)      (5,986)
                                                                      --------    --------    --------     --------     --------

Balance, December 31, 1999 (unaudited)                                 182,500    $    183    $ 67,670     $(67,381)    $    472
                                                                      ========    ========    ========     ========     ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            For The Six          From Inception
                                           Months Ended         August 13, 1990
                                            December 31                To
                                        1999           1998    December 31, 1999
REVENUE
         Interest                     $       0     $       0     $   2,419
                                      ---------     ---------     ---------

EXPENSES
         Miscellaneous                        0             0           431
         Office                               0             0         2,431
         Travel                           1,015             0         1,015
         Professional                     3,931         2,630        54,049
         Filing and transfer fees         1,110           879         8,255
                                      ---------     ---------     ---------

         TOTAL                            6,056         3,509        66,181
                                      ---------     ---------     ---------

LOSS BEFORE INCOME TAXES                 (6,056)       (3,509)      (63,762)

INCOME TAXES                                (70)          380         3,619
                                      ---------     ---------     ---------

NET LOSS                              $  (5,986)    $  (3,889)    $ (67,381)
                                      =========     =========     =========

LOSS PER SHARE:
   Net loss per share                 $    (.03)    $    (.03)    $    (.87)
                                      =========     =========     =========


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               182,500       142,500        77,635
                                      =========     =========     =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                            For The Three
                                                             Months Ended
                                                             December 31
                                                        1999             1998

REVENUE
         Interest                                    $       0        $       0
                                                     ---------        ---------

EXPENSES
         Professional                                    3,251              876
         Filing and transfer fees                          654              694
                                                     ---------        ---------

         TOTAL                                           3,905            1,570
                                                     ---------        ---------

LOSS BEFORE INCOME TAXES                                (3,905)          (1,570)

INCOME TAXES                                                 0                0
                                                     ---------        ---------

NET LOSS                                              $( 3,905)       $  (1,570)
                                                     =========        =========

LOSS PER SHARE:
   Net loss per share                                $    (.02)       $    (.01)
                                                     =========        =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              182,500          142,500
                                                     =========        =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For The Six                     From Inception
                                                                                  Months Ended                     August 13, 1990
                                                                                   December 31                           To
                                                                             1999                 1998            December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          $ (5,986)            $ (3,889)            $(67,381)
         Increase (decrease) in accrued expenses                                274               (2,393)               3,154
                                                                           --------             --------             --------

NET CASH USED BY OPERATING ACTIVITIES                                        (5,712)              (6,282)             (64,227)
                                                                           --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                                 0                    0                  183
         Paid in capital                                                          0                    0               82,317
         Offering costs                                                           0                    0              (14,647)
                                                                           --------             --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         0                    0               67,853
                                                                           --------             --------             --------

 NET INCREASE (DECREASE) IN CASH                                             (5,712)              (6,282)               3,626

BEGINNING CASH BALANCE                                                        9,338                8,291                    0
                                                                           --------             --------             --------

ENDING CASH BALANCE                                                        $  3,626             $  2,009             $  3,626
                                                                           ========             ========             ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

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

The financial data for the six and three months ended December 31, 1999 and 1998 and for the period August 13, 1990 (commencement of development stage) through December 31, 1999 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income taxes

As of December 31, 1999, the Company had a $61,395 net operating loss carryforward available to offset future taxable income through 2007.

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

     For the years ended June 30, 1999 and 1998, the Registrant had a net loss of $(8,166) and $(13,332), respectively, or $(.06) and $(.12) per share. From inception to December 31, 1999, the Registrant had a net loss of $(67,381), or $(.87) per share. For the six months ended December 31, 1999, the Registrant had a net loss (unaudited) of $(5,986), or $(.03) per share, compared to a net loss (unaudited) of $(3,889), or $(.03) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and other fees associated with the Registrant's status as a reporting public company.

     Liquidity and Capital Resources.

     As of June 30, 1999, the Registrant had assets of $9,338 (all in cash), total liabilities of $2,880 and total shareholders' equity of $6,458. As of December 31, 1999, the Registrant had (unaudited) cash of $3,626 and no other assets, liabilities of $3,154 and total shareholders' equity of $472. The Company may seek to raise additional capital in order to implement its plan of operations. There can be no assurance that any such offering will be successful.

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


Dated:  February 10, 2000                   EDG CAPITAL, INC.


                                            By: /s/ Linda Green
                                                --------------------------------
                                                Linda Green, President
                                                and Principal Financial
                                                Officer