Form 10QSB
period 2000-03-31
EDG CAPITAL INC
filed 2000-05-15
CIK 869709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 182,500 as of May 7, 2000.

Transitional Small Business Issuer Disclosure Format: Yes ___ No _X_

                     Page 1 of 4; Exhibit Index is on Page 3

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                            March 31     June 30
                                                              2000        1999
                                                          (Unaudited)

                                     ASSETS
CURRENT ASSETS
     Cash                                                    $    487    $  9,338
                                                             ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                        $    730       2,880
                                                             --------    --------
         TOTAL LIABILITIES                                        730       2,880
                                                             --------    --------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
         50,000,000 shares authorized 182,500 shares
         issued and outstanding                                   183         183
         Capital in excess of par value                        67,670      67,670
         Deficit accumulated during development stage         (68,096)    (61,395)
                                                             --------    --------

         TOTAL STOCKHOLDERS' EQUITY                              (243)      6,458
                                                             --------    --------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                              $    487    $  9,338
                                                             ========    ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                     Capital in
                                                                           Common Stock              Excess of
                                                                     Shares           Amount         Par Value
                                                                     ------           ------         ---------
Balance, August 13, 1990  (inception)                                       0         $      0        $      0
Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                                     12,500               13           2,487
Net loss from inception to June 30, 1991                                    0                0               0
Public offering of common stock and warrants                           50,000               50          49,950
Offering costs                                                              0                0         (14,647)
Net loss for the year ended June 30, 1992                                   0                0               0
Net loss for the year ended June 30, 1993                                   0                0               0
Net loss for the year ended June 30, 1994                                   0                0               0
Net loss for the year ended June 30, 1995                                   0                0               0
Net loss for the year ended June 30, 1996                                   0                0               0
                                                                     --------         --------        --------
Balance, June 30, 1996                                                 62,500               63          37,790


Net loss for the year ended June 30, 1997                                   0                0               0
                                                                     --------         --------        --------

Balance, June 30, 1997                                                 62,500               63          37,790

Issuance of shares, private placement, September 11, 1997              40,000               40           9,960
Issuance of shares, private placement, March 2, 1998                   40,000               40           9,960
Net loss for the year ended June 30, 1998                                   0                0               0
                                                                     --------         --------        --------
Balance, June 30, 1998                                                142,500              143          57,710

Issuance of shares, private placement, June 11, 1999                   40,000               40           9,960
Net loss for the year ended June 30, 1999                                   0                0               0
                                                                     --------         --------        --------

Balance, June 30, 1999                                                182,500              183          67,670
                                                                     --------         --------        --------
Net loss for the nine months ended March 31, 2000 (unaudited)               0                0               0
                                                                     --------         --------        --------

Balance, March 31, 2000 (unaudited)                                   182,500         $    183        $ 67,670
                                                                     ========         ========        ========



                                                                   Deficit
                                                                 Accumulated
                                                                   During          Total
                                                                 Development    Stockholders'
                                                                   Stage           Equity
                                                                   -----           ------
Balance, August 13, 1990  (inception)                             $      0       $      0
Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                                       0          2,500
Net loss from inception to June 30, 1991                            (2,163)        (2,163)
Public offering of common stock and warrants                             0         50,000
Offering costs                                                           0        (14,647)
Net loss for the year ended June 30, 1992                           (4,977)        (4,977)
Net loss for the year ended June 30, 1993                           (4,750)        (4,750)
Net loss for the year ended June 30, 1994                           (5,297)        (5,297)
Net loss for the year ended June 30, 1995                           (6,165)        (6,165)
Net loss for the year ended June 30, 1996                           (6,938)        (6,938)
                                                                  --------       --------
Balance, June 30, 1996                                             (30,290)         7,563

Net loss for the year ended June 30, 1997                           (9,607)        (9,607)
                                                                  --------       --------


Balance, June 30, 1997                                             (39,897)        (2,044)


Issuance of shares, private placement, September 11, 1997                0         10,000
Issuance of shares, private placement, March 2, 1998                     0         10,000
Net loss for the year ended June 30, 1998                          (13,332)       (13,332)
                                                                  --------       --------

Balance, June 30, 1998                                             (53,229)         4,624


Issuance of shares, private placement, June 11, 1999                     0         10,000
Net loss for the yeare ended June 30, 1999                          (8,166)        (8,166)
                                                                  --------       --------


Balance, June 30, 1999                                             (61,395)         6,458
                                                                  --------       --------
Net loss for the nine months ended March 31, 2000 (unaudited)       (6,701)        (6,701)
                                                                  --------       --------


Balance, March 31, 2000 (unaudited)                               $(68,096)      $   (243)
                                                                  ========       ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                      For The Nine            From Inception
                                      Months Ended            August 13, 1990
                                        March 31                    To
                                 2000              1999       March 31, 2000
                                 ----              ----       --------------
REVENUE
         Interest               $       0       $       0       $   2,419
                                ---------       ---------       ---------
EXPENSES
         Miscellaneous                 15               0             446
         Office                         0               0           2,431
         Travel                     1,015               0           1,015
         Professional               4,481           3,155          54,599
         Filing and
           transfer fees            1,260           1,229           8,405
                                ---------       ---------       ---------

         TOTAL                      6,771           4,384          66,896
                                ---------       ---------       ---------

LOSS BEFORE INCOME TAXES           (6,771)         (4,384)        (64,477)

INCOME TAXES                          (70)            380           3,619
                                ---------       ---------       ---------

NET LOSS                        $  (6,701)      $  (4,764)      $ (68,096)
                                =========       =========       =========

LOSS PER SHARE:
   Net loss per share           $    (.04)      $    (.03)      $    (.85)
                                =========       =========       =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         182,500         142,500          80,418
                                =========       =========       =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           For The Three
                                                           Months Ended
                                                             March 31
                                                      2000               1999
                                                   ---------          ---------
REVENUE
         Interest                                  $       0          $       0
                                                   ---------          ---------

EXPENSES
         Miscellaneous                                    15                  0
         Professional                                    550                525
         Filing and transfer fees                        150                350
                                                   ---------          ---------

         TOTAL                                           715                875
                                                   ---------          ---------

LOSS BEFORE INCOME TAXES                                (715)              (875)

INCOME TAXES                                               0                  0
                                                   ---------          ---------

NET LOSS                                           $    (715)         $    (875)
                                                   =========          =========

LOSS PER SHARE:
   Net loss per share                                    NIL          $    (.01)
                                                   =========          =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                            182,500            141,210
                                                   =========          =========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For The Nine               From Inception
                                                                  Months Ended               August 13, 1990
                                                                    March 31                       To
                                                            2000              1999           March 31, 2000
                                                          --------           --------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                         $ (6,701)          $ (4,764)          $(68,096)
         Increase (decrease) in accrued expenses            (2,150)            (2,737)               730
                                                          --------           --------           --------

NET CASH USED BY OPERATING ACTIVITIES                       (8,851)            (7,501)           (67,366)
                                                          --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                0                  0                183
         Paid in capital                                         0                  0             82,317
         Offering costs                                          0                  0            (14,647)
                                                          --------           --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        0                  0             67,853
                                                          --------           --------           --------

 NET INCREASE (DECREASE) IN CASH                            (8,851)            (7,501)               487

BEGINNING CASH BALANCE                                       9,338              8,291                  0
                                                          --------           --------           --------

ENDING CASH BALANCE                                       $    487           $    790           $    487
                                                          ========           ========           ========

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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

The financial data for the nine and three months ended March 31, 2000 and 1999 and for the period August 13, 1990 (commencement of development stage) through March 31, 2000 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

Cash and cash  equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income taxes

As of March 31, 2000, the Company had a $61,395 net operating loss carryforward available to offset future taxable income through 2007.

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

     Results of Operations

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

     For the years ended June 30, 1998 and 1999 the Registrant had a net loss of $(13,332) and $(8,166), respectively, or $(.12) and $(.04) per share. From inception to March 31, 2000, the Registrant had a net loss of $(68,096), or $(.85) per share. For the nine months ended March 31, 2000, the Registrant had a net loss (unaudited) of $(6,701), or $(.04) per share, compared to a net loss (unaudited) of $(4,764), or $(.03) per share, for the same period in the prior year. Such net losses are attributable primarily to professional and other fees associated with the Registrant's status as a reporting public company.

     Liquidity and Capital Resources

     As of June 30, 1999, the Registrant had assets of $9,338 (all in cash), total liabilities of $2,880 and shareholders' equity of $6,458. As of March 31, 2000, the Registrant had (unaudited) cash of $487 and no other assets, liabilities of $730 and a shareholders' equity deficit of $(243). The Company intends to seek to raise additional capital in order to implement its plan of operations. There can be no assurance that any such offering will be successful.

     Year 2000

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


ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     The following exhibit is filed with this report:                      Page

     27   Financial Data Schedule.                                           5

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 12, 2000                            EDG CAPITAL, INC.



                                               By: /s/ Linda Green
                                                   --------------------------
                                                   Linda Green, President
                                                   and Principal Financial
                                                   Officer