Form 10KSB
period 2000-06-30
EDG CAPITAL INC
filed 2000-09-28
CIK 869709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended June 30, 2000
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____.

                           ---------------------------

                       Commission file number 33-37674-NY

                                EDG CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

                 New York                               11-3023098
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

700 Stewart Avenue, Garden City, New York                 11530
 (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (516) 222-7749

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       N/A                                               N/A

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share.

                           ---------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        Yes |X|          No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the year ended June 30, 2000 were $0.00.

      The aggregate market value of voting stock held by non-affiliates of the registrant on September 26, 2000 was not determinable. According to the National Quotation Bureau, there are no published quotations for the registrant's Common Stock.

      As of September 26, 2000, there were 10,771,838 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

        Yes |_|           No |X|

                                     PART I

      The statements contained in this Annual Report that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "intends," "plans,""may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. EDG Capital, Inc.'s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our need to raise additional capital, our history of losses, the high risk nature of EDG Capital, Inc.'s business and its dependence on a few large clients, as well as economic conditions.

ITEM 1. DESCRIPTION OF BUSINESS

General

      EDG Capital, Inc. (the "Company" or "EDG") was organized as a New York corporation in 1990 for the purpose of investing in any and all types of assets, properties and businesses. Until September 13, 2000, when it acquired Isotope Solutions, Inc., a New York corporation ("ISI") (formerly named Molecular Radiation Management, Inc.), it had not engaged in any business operations.

Acquisition of ISI

      On September 13, 2000, EDG acquired (the "Acquisition") 100% of the outstanding capital stock of ISI. ISI is a biopharmaceutical company engaged in the businesses of (a) developing select radio-isotopes and delivery systems for use in the treatment of cancer and (b) managing medical groups specializing in cancer research and treatment. Subject to shareholder approval, EDG intends to amend its certificate of incorporation to change its name to "Isotope Solutions Group, Inc."

      The Acquisition was effected pursuant to an Agreement and Plan of Merger (the "Agreement"), dated September 8, 2000, by and among EDG, MRM Merger Sub, Inc., a New York corporation and a wholly owned subsidiary of EDG ("Merger Sub"), and ISI. On September 13, 2000, Merger Sub was merged with and into ISI, with ISI being the surviving corporation, and ISI became a wholly-owned subsidiary of EDG. A copy of the Agreement is filed as Exhibit 2.1 to this Annual Report and is hereby incorporated by reference. The description of the Agreement contained herein is qualified in its entirety by reference to the full text of Exhibit 2.1.

      Pursuant to the Agreement, all of ISI's outstanding common stock, excluding its treasury stock, which was cancelled, was converted into the right to receive an aggregate of 7,440,005 shares of EDG's common stock. Simultaneously with the closing of the Acquisition, EDG effected (a) a 2.57315 for one stock split in the form of a stock dividend payable to shareholders of record on August 23, 2000 (with all fractional shares being rounded up), and (b) raised gross proceeds of $2,100,000 from a private placement (the "Private

Placement") to accredited investors, through G-V Capital Corp. as EDG's exclusive placement agent, of 2,603,844 shares of common stock at a price of $.8065 per share. The shares of common stock issued in connection with the Acquisition and the Private Placement were issued pursuant to the exemptions from registration provided by Section 4(2), and Section 4(6) of, and Rule 506 of Regulation D, promulgated under, the Securities Act of 1933, as amended (the "Act").

      In summary, as a result of the Acquisition and the transactions and events contemplated thereby, EDG has issued and outstanding an aggregate of 10,771,838 shares of common stock, of which EDG's shareholders of record on August 23, 2000 own 623,989 shares, the former ISI shareholders own 7,440,005 shares, two finders in the Acquisition own an aggregate of 104,000 shares and the Private Placement investors own 2,603,844 shares. In addition, the placement agent in the Private Placement received a five-year warrant to purchase 115,593 shares at an initial exercise price of $.8065 per share. The securities sold in the Private Placement have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration requirements.

      At the closing of the Acquisition, the existing Board of Directors of EDG resigned, the Board was increased to six persons and six new directors were appointed to fill the vacancies on the Board. All board members serve for one year or until their successors are duly elected and qualified at the next annual meeting of EDG's stockholders.

      EDG's address is 700 Stewart Avenue, Garden City, New York 11530. Its telephone number is (516) 222-7749.

Isotope Solutions, Inc.

      ISI is a biopharmaceutical company specializing in nuclear pharmaceuticals and patented use and delivery systems for cancer treatment. It develops therapeutic radio-isotopes and delivery systems. Its business operations consist of nuclear pharmaceutical research and development and management of research medical groups. In the future, ISI intends to participate in the execution of third-party pharmaceutical company clinical trials. ISI was incorporated in New York in 1997 and has corporate and research headquarters in Garden City, New York.

      ISI's nuclear pharmaceutical activities include development of its Radioactive Cisplatin and colloidal P-32 proprietary technologies and development of other non-proprietary oncological protocols (collectively the "Technologies"). Non-radioactive cisplatin is a top-selling drug used to treat cancerous tumors. Radioactive Cisplatin may enhance treatment of cancerous tumors through better DNA integration and diminished toxicity. ISI has retained a third party to prepare an Investigational New Drug Application for ISI to file with the Food and Drug Administration ("FDA"). Filing of this application is the first step in seeking FDA approval to begin clinical trials of the drug for use in treatment of hepatoma (liver), pancreas, lung, bladder, ovarian, brain, and head and neck cancer.

      ISI also has a patented colloidal P-32 use and delivery system for use in treatment of solid cancerous tumors. The system uses a protective albumin integration to allow direct injection of colloidal P-32 radioactive isotope into tumors without damaging healthy surrounding tissue. This direct injection of colloidal P-32 radioactive isotope delivers over 300 times the normal radiation dosage available through conventional external beam radiation without debilitating side effects. The system also allows treatment throughout the tumor to microscopic cells that are often unreachable with standard radiation methods. ISI has conducted Phase I and II National Cancer Institute-listed clinical trials of colloidal P-32 in various treatment applications, including pancreas, lung, colon, head and neck and brain cancers. Because the FDA approved use of P-32 in cancer treatment some time ago, ISI is not required to seek further FDA approval for use of its patented colloidal P-32 technology. ISI plans to market this technology through the distribution of kits, establishment of training centers and further licensing of the technology. At this time, Phase II studies on pancreatic cancer are near completion. ISI expects that when patient accrual is complete, the data will be published in peer-reviewed journals. It is anticipated that licensing and distribution will commence upon completion of the Phase II study.

      In conjunction with ISI's nuclear pharmaceutical development activities ISI licenses use of its Technologies and offers full service business, financial and marketing support to medical groups in the New York metropolitan area led by professional research technology teams. Pursuant to long-term contracts with these medical groups, ISI offers business, financial and marketing support to them while they conduct research and treat patients using ISI's Technologies and traditional cancer treatment techniques. Administrative and licensing fees from these managed research activities have generated more than $2,700,000 in gross revenues for ISI in the last two and a half years. In addition, ISI expects that these managed medical groups will be conducting clinical trials for third-party pharmaceutical companies on ISI's behalf. ISI believes that its management of these medical groups gives ISI stability and resources that distinguish ISI from many of its biotechnology competitors.

ISI Operations

      ISI's activities consist of nuclear pharmaceutical research and development and managed research activities through management contracts with several medical groups. ISI intends to participate in the future in the execution of third-party pharmaceutical company clinical trials, as described below. ISI intends to establish itself as a leading developer of therapeutic radio-isotopes and patented delivery systems that specifically target tumors while protecting normal tissue. It is focused on the development of its Radioactive Cisplatin (CisPt195) technology, a radioactive variation of a commonly used chemotherapy drug, and its patented colloidal P-32 technology, a nuclear-isotope use and delivery system.

      ISI's Patents

      ISI is the assignee of three U.S. patents:

      1. The colloidal P-32 technology is covered by Patent No. 5,424,288, issued June 13, 1995, entitled "Method of Treating Solid Tumor Cancers Utilizing Macro Aggregated Proteins and Colloidal Radioactive Phosphorous."

      2. A further technology used in the treatment of solid tumor cancer is covered by Patent No. 5,538,726, issued July 23, 1996, entitled "Method and Compositions for Delivering Cytotoxic Agents to Cancer."

      3. The Radioactive Cisplatin technology is covered by Patent No. 6,074,626, issued June 13, 2000, entitled "Radioactive Cisplatin in the Treatment of Cancer."

      Nuclear Pharmaceutical Research and Development

      Cancer and Chemotherapy

      Cancer is a disease involving the reproduction and division of the body's cells. Normally, all cells divide and reproduce themselves in a controlled manner. In cancer, however, cells multiply uncontrollably and form a lump (known as a tumor) or excess white blood cells, as in leukemia. Occasionally cancer cells break away from a tumor and travel to other parts of the body via the bloodstream or the fine channels of the lymphatic system. When these cancer cells reach other parts of the body they may settle and start to develop into new tumors, known as secondary cancers or metastases.

      Chemotherapy is the use of anti-cancer (cytotoxic) drugs to destroy cancer cells. A typical chemotherapy treatment involves one or several drugs from an array of about 50 different available drugs. Chemotherapy drugs work by inhibiting a cancerous cell's ability to divide and reproduce itself, so that it eventually dies. Unfortunately, chemotherapy drugs may also affect normal cells in the body and cause unpleasant side effects which typically disappear shortly after treatment completion.

      Using its patents, ISI is developing the following two anti-cancer technologies:

      Radioactive Cisplatin (CisPt195) Technology

      Barnett Rosenberg, a biophysicist at Michigan State University, first discovered non-radioactive cisplatin's potential as an anti-cancer agent in 1961. While testing electromagnetic effects on cell division, Mr. Rosenberg discovered that dichlorodiamineplatinum, known as cisplatin, blocked the division of cells exposed to the drug. Over the next 18 years, scientists worldwide researched and developed cisplatin, hoping that the drug would control cancerous cells' unchecked division. Researchers found that the drug not only slowed cell division, but also slowed the repair of radiation-induced damage, shrinking cancerous tumors, allowing more oxygen to reach cells, and sensitizing the cells to further radiation treatments. Cisplatin went on to become a top-selling cancer drug used in the treatment of many cancerous tumors.

      ISI believes that its radioactive version of cisplatin will increase success in treating many forms of cancer. Its researchers believe that Radioactive Cisplatin will better integrate with solid tumor DNA, enhance solid tumor treatment, and produce a lower toxicity profile than cisplatin. On July 7, 2000, Iso-Tex Diagnostics, a Texas based radio-pharmaceutical company, informed ISI that it has successfully produced and tested a batch of CisPt195, and it therefore believes it will be able to provide ISI with the materials it will need to commence clinical trials. ISI intends to file an Investigational New Drug Application with the FDA to begin clinical trials as soon as practicable.

      Colloidal P-32 Use And Delivery Systems

      ISI's colloidal P-32 use and delivery systems use a protective albumin integration to allow direct injection of P-32 radioactive isotope into tumors without damaging healthy surrounding tissue.

This direct injection delivers over 300 times the normal radiation dosage available through conventional external beam radiation without debilitating side effects. Moreover, the radioactive albumin is distributed evenly throughout the tumor to microscopic cells that are often unreachable with standard radiation methods. As the FDA approved use of P-32 in cancer treatment some time ago, ISI is not required to seek further FDA approval for use of its patented colloidal P-32 technology.

      The medical research groups that ISI manages have used ISI's nuclear-isotope use and delivery system to assist in treating lethal cancers at the Center for Molecular Medicine and Center for Neuro-Oncology. In addition, four other centers conducting clinical trials in the United States and two centers conducting research in Europe are using the technology with ISI's permission. The studies have included the treatment of non-resectable pancreatic cancer, high-grade brain tumors, non-small cell lung cancer, recurrent colon cancer and head and neck tumors. In conjunction with these studies, physicians associated with the group practices that ISI manages have conducted more than 600 colloidal P-32 infusion procedures during the past nine years. National Cancer Institute listed Phase I/II clinical trials of ISI's colloidal P-32 brachytherapy treatment for non-resectable pancreatic cancer and other solid tumors have produced promising results. Phase I results achieved a median survival of one year, comparing favorably with Gemzar(R), a chemotherapeutic drug produced by Eli Lilly and Company, which has a 5.7-month median survival. Subsequently, ISI's ongoing Phase II study has yielded significant interim data. ISI's longest pancreatic cancer survivor in Phase II is cancer free more than five years after receiving ISI's treatment. ISI plans to market this technology through the distribution of kits, establishment of training centers and further licensing of the technology. At this time, Phase II studies on pancreatic cancer are near completion. ISI expects that when patient accrual is complete, the data will be published in peer-reviewed journals. It is anticipated that licensing and distribution will commence upon completion of the Phase II study.

      During 1998 and 1999, ISI spent an aggregate of approximately $1,600,000 on research and development activities.

      Managed Research Operations

      In conjunction with ISI's nuclear pharmaceutical activities, ISI licenses use of its Technologies and offers full service business, financial and marketing support to medical groups in the New York metropolitan area. These groups are led by professional teams trained in advanced research technologies, including radiation oncology, immunology, neurosurgery, neuro-oncology and medical oncology. Pursuant to long term contracts with these medical groups, ISI assists with office and equipment procurement, non-medical personnel hiring, administrative support, billing, receivables collection and regulatory compliance while they conduct research and treat patients using ISI's Technologies and traditional cancer treatment techniques.

      Administrative and licensing fees from ISI's managed research activities generated approximately $2,700,000 in gross revenues in the prior two and a half years. This revenue stream has allowed ISI to develop products and treatment protocols while limiting the enormous debt loads typical in development of oncological protocols. ISI believes that its management of these medical groups gives ISI stability and resources that distinguish ISI from many of its biotechnology competitors.

      ISI has entered into long-term contracts with three medical research groups and is pursuing agreements with others:

      Radiation Oncology Research Group

      In December 1997, ISI entered into an exclusive, full service, 30 year management agreement with Stanley E. Order, MD, PC, d/b/a Center for Molecular Medicine, for medical research and treatment licensing in the field of radiation oncology. The agreement provides for fees to be paid to ISI weekly and monthly (including arrears). The fees are based on ISI's cost to provide the following services: treatment and laboratory space, furnishings and equipment, medical supplies and medicines, clerical non-medical services and staff, managerial and administrative services, consulting and billing and collection. In addition, ISI also licenses its Patents to the Center for Molecular Medicine.

      Dr. Stanley Order is an internationally acclaimed radiation oncologist. He is a past president of the American Society for Therapeutic Radiation and Oncology, a former professor at Harvard Medical School, a past Chairman of the Radiation Oncology Department at Johns Hopkins University School of Medicine, a past professor at the Robert Wood Johnson School of Medicine, and most recently was appointed a clinical professor at the Stony Brook University Medical School.

      Wayne S. Court, Ph.D., M.D., a noted radiation oncologist with a Ph.D. in immunology, was an Assistant Professor at Wayne State University, served as a resident under Dr. Order at Johns Hopkins, and is an author of numerous articles, abstracts and protocols. Dr. Order and Dr. Court are presently conducting their research at the Center for Molecular Medicine in Garden City, New York.

      Neurosurgery / Neuro-Oncology Research Group

      In November 1999, ISI entered into a 30 year management agreement with Mitchell E. Levine, MD, PC, d/b/a Center for Neuro-Oncology, for medical research and treatment licensing in the fields of neurosurgery and neuro-oncology. Dr. Mitchell Levine is a neurosurgeon with nearly two decades' experience in the surgical management of patients with malignant brain tumors. He is currently the Director of Neurosurgery at New York Hospital, Queens, an attending physician at North Shore University / Long Island Jewish, and a Clinical Assistant Professor in the Department of Neurosurgery at New York University.

      In January 2000, the Center for Neuro-Oncology, in conjunction with Dr. Wayne Court and the Center for Molecular Medicine, commenced National Cancer Institute listed clinical trials using ISI's patented nuclear isotope delivery technique in recurrent glioblastoma-multiforme, a lethal form of brain tumor. ISI has licensed its patents to the Center for Neuro-

Oncology. The treatments are being performed at Long Beach Medical Center, Long Island, New York. The hospital has purchased and installed stereotaxic framing equipment to accommodate the procedure.

      Medical Oncology / Hematology Research Group

      In August 2000, ISI entered into a 30 year management contract with New York Medical Oncology, PC, for medical research and treatment in the fields of medical oncology and hematology. ISI has also licensed its patents to New York Medical Oncology, P.C. ISI commenced its management of this research group on September 1, 2000.

      Dr. Ira Braunschweig, the group's principal physician, is a research-oriented medical oncologist trained at New York University School of Medicine. He completed a dual residency at Memorial Sloan Kettering Cancer Center and North Shore University Hospital in New York and is a post-graduate fellow and instructor of medicine at the M.D. Anderson Cancer Center at the University of Texas. Dr. Braunschweig is returning to New York to head New York Medical Oncology, P.C., conduct research, and participate in ISI clinical studies.

      The medical groups that ISI manages presently outsource nearly two million dollars annually in medical oncology referrals. By securing a management relationship with a medical oncology R&D team, ISI hopes to help the other medical groups that it manages improve their research data, quality care and patient control through integration of modalities. In addition, ISI anticipates that it will be the recipient of significant additional management fees and revenue from its management contract with the medical oncology research group.

      Long Beach Medical Center

      ISI is currently negotiating a long-term management contract with Long Beach Medical Center, located on Long Island Sound in Long Beach, Long Island, New York. ISI hopes to enter a multi-level agreement with Long Beach Medical Center to develop a state of the art cancer research and treatment center. Nonetheless, ISI cannot assure you that it will be able to obtain a definitive agreement to that effect.

      Third Party Pharmaceutical Clinical Trials

      ISI recently signed a confidentiality agreement with ImClone Systems, Inc., with a view toward joining national and international clinical trials studying ImClone's biopharmaceutical product applications in conjunction with ISI's products and protocols through the physician research groups that ISI manages. A final site inspection was conducted on September 26, 2000 and approval is pending.

      ISI has also recently signed confidentiality agreements with Dendreon Corporation and Aphton Pharmaceuticals with a view towards joining national clinical trials of their biopharmaceutical product applications in conjunction with ISI's products and protocols through the physician research groups ISI manages.

      In addition, ISI hopes to collaborate with several other pharmaceutical companies through relationships it has fostered with the medical research groups that it manages. Nevertheless, ISI cannot assure you that it will obtain agreements to participate in clinical trials in conjunction with these companies.

ISI's Business Strategy

      ISI hopes to complete the following short-term goals:

      o Help the physician research groups that it manages achieve their revenue capacities. ISI intends to accomplish this by launching a public relations and radio advertising campaign on their behalf, in select United States markets.

      o Further ISI's relationship with Long Beach Medical Center. ISI intends to construct a state of the art medical oncology suite in space leased from Long Beach Medical Center, for sublease to managed medical groups. ISI also has converted its leased space at 700 Stewart Avenue, Garden City, New York into a medical oncology facility, for use by managed medical groups focused on multi-modality protocols. ISI hopes that this will assist the medical groups that it now manages to capitalize on oncology referrals that they currently outsource due to ISI's facilities' lack of multi-modality treatment protocols.

      o Commence clinical trials for ISI's Radioactive Cisplatin technology. ISI has hired FDA regulatory professionals to help with the submission.

      o Develop ISI's website visibility and utilization. ISI is developing a database driven and interactive website, using the registered domain name www.isotopesolutions.com, to obtain market and user information about ISI's technologies and potential management clients. ISI plans to pursue contracts with various companies and consultants to increase visibility of its management services on major Internet search engines. In addition, ISI intends to translate its website into foreign languages to obtain similar information and exposure in Asia and the Middle East.

      o     Expand clinical trial activities for major pharmaceutical companies.

      In addition, ISI will remain focused on the following long-term goals:

      o Establish the efficacy of Radioactive Cisplatin and establish a marketing and distribution partnership with a major pharmaceutical company.

      o Research and develop new therapeutic nuclear pharmaceuticals and technologies.

      o Expand its relationship with Long Beach Medical Center to provide cutting edge cancer treatment facilities for lease to managed medical groups.

      o Contract with additional physician research groups in urology and interventional radiology to conduct clinical trials in the treatment of prostate cancer and hepatoma.

      o Develop colloidal P-32/albumin kits and a physician training program to license to other cancer centers.

ISI's Patents and Proprietary Rights

      ISI believes that adequate protection of its proprietary technology is a vital aspect of its business activities. Consequently, ISI pursues patent protection for its proprietary technology in the United States and in foreign countries to the extent ISI deems necessary to protect development of its activities.

      ISI is the assignee of three U.S. patents:

      Patent No. 5,424,288 was issued on June 13, 1995, for ISI's proprietary technology regarding use of a "Method of Treating Solid Tumor Cancers Utilizing Macro Aggregated Proteins and Colloidal Radioactive Phosphorous." The application for this patent was a continuation-in-part of application Ser. No. 08/183,463, filed on Jan. 19, 1994, entitled "Method and Compositions for Delivering Cytotoxic Agents to Cancer."

      Patent No. 5,538,726 was issued on July 23, 1996, for ISI's proprietary technology regarding a "Method and Compositions for Delivering Cytotoxic Agents to Cancer."

      Patent No. 6,074,626 was issued on June 13, 2000, for ISI's proprietary technology regarding use of "Radioactive Cisplatin in the Treatment of Cancer."

      It is important to note that other public and private institutions may have obtained, or filed applications for, patents that ISI may need for development of its products. ISI cannot know the scope or validity of such patents, the extent that it may desire to acquire licenses under such patents, or the availability of such licenses upon terms that are acceptable to ISI.

Government Regulation

      United States and international government regulation of the biopharmaceutical industry is a significant factor in ISI's activities, particularly ISI's research and development activities. In the United States the FDA oversees clinical testing, manufacturing, marketing approval and promotion of ISI's products for human therapeutic use through rigorous mandatory procedures and safety.

      The FDA requires satisfaction of several procedures before it will approve a pharmaceutical product for sale in the United States. These include (i) preclinical tests, (ii) submission of an application for an Investigational New Drug which must become effective before commencing human clinical trials, (iii) thoroughly documented and supervised human clinical trials to determine drug safety and efficacy in its intended application, (iv) submission and acceptance of a New Drug Application in the case of drugs, or a Product License Application in the case of biologics, and (v) approval of the New Drug Application or Product License Application before commercial sale or shipment of the drug or biologic. Each domestic drug manufacturer also must be registered or licensed with the FDA. Domestic manufacturers are also subject to inspections by the FDA and by other federal, state and local agencies and must comply with the FDA's Good Manufacturing Practices.

      Clinical trials are typically conducted in three sequential phases, which may overlap. Phase I clinical studies test dosage and tolerance upon initial introduction of the drug to humans. Phase II clinical studies document evaluation of drug safety and efficacy. Phase III trials document large scale evaluation of drug safety and efficacy and typically use much larger patient pools, depending on the type of marketing approval that is sought.

      Clinical testing and the FDA approval process for a new product usually lasts several years and involves substantial financial and other resources. The FDA may grant an unconditional approval of a drug for a particular indication or may grant approval pending further post-marketing testing. In addition, further clinical studies may be required to provide additional safety data or to gain approval for an alternative product application than was originally approved.

      International biopharmaceutical product sales and distribution are subject to widely varying regulatory requirements. Generally, the European Union has coordinated its member states' common standards for clinical testing of new drugs. Due to differences in regulatory restrictions in the European Union and other foreign jurisdictions, the time required to obtain regulatory approval from a foreign country's regulatory agencies may be longer or shorter than that required for FDA approval.

      In addition to these regulations, ISI is subject to regulations under state and federal law regarding occupational safety, laboratory practices, the use and handling of radioisotopes, environmental protection and hazardous substance control, as well as other present and possible future local, state, federal and foreign regulation.

Competition

      Competition in the biopharmaceutical industry and the cancer treatment technology area is intense. Factors such as technology performance, patient compliance, physician acceptance, ease of use, safety, price, marketing, distribution and adaptability of administration are crucial to capturing market position in ISI's industry. Competition may also be based on other companies' development of alternative products and approaches for the treatment, diagnosis or prevention of the same diseases as our products.

      Competition from other companies is affected by scientific and technological factors, the availability of patent protection, the ability to commercialize technological developments, the ability to obtain government approval for testing, manufacturing and marketing and the economic factors resulting from the use of those products. Many companies, both public and private, including well-known pharmaceutical and chemical companies, virtually all of which have greater capital resources than ISI does, are seeking to develop cancer treatment technologies similar to ISI's. In addition, colleges, universities, and public and private research institutions are similarly seeking to establish proprietary rights to these product technologies.

      ISI faces established and well-funded competition from other companies developing cancer treatment technologies. More specifically, ISI faces competition from other companies developing nuclear or radio-pharmaceuticals for therapeutic purposes. These competitors include NeoRx Corporation, Cytogen Corporation, and MDS Nordion. These companies generally use yttrium-90 based delivery systems for treatment of various cancers. To ISI's knowledge, ISI has no competitors that are developing nuclear or radio-pharmaceuticals that parallel ISI's technologies.

Marketing

      ISI currently promotes its marketable Technologies through its managed medical research groups' activities and their website, www.cancerhelpcenter.com, which receives approximately 7,500 hits per week.

      The medical research groups that ISI manages have treated over five hundred patients in the last two and a half years. ISI intends to increase marketing efforts to help these research groups achieve greater market recognition.

      ISI is also developing a database driven and interactive website of its own, using its registered domain name www.isotopesolutions.com. ISI intends to use this website to obtain market and user information about its technologies and potential management clients. ISI plans to pursue contracts with various companies and consultants to increase visibility of its management services on major Internet search engines. In addition, ISI intends to translate both its own website and its managed research groups' website into foreign languages to gather market information regarding ISI's Technologies and potential management clients in Asia and the Middle East.

Employees

      EDG has two full-time management employees. ISI has three full-time administrative employees and one part-time administrative employee. None of EDG's or ISI's employees is currently covered by a collective bargaining agreement. EDG and ISI believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

      ISI leases 1,533 square feet of office space on the second floor of 700 Stewart Avenue, Garden City, New York, on a month-to-month basis. The monthly rent is $4108. ISI also pays a licensing fee of $25,000 per month to Nassau Radiologic Group, PC, ("NRG") for the use of its equipment, office space, and technical support staff at 700 Stewart Avenue (main floor), and at 765 Stewart Avenue, Garden City, New York. This fee is reviewed annually. NRG is one of the largest diagnostic and therapeutic radiology facilities in the New York metropolitan area with approximately 35 physicians, approximately 300 employees and 13 sites. They perform more than 350,000 procedures annually. ISI's licensing agreement with NRG allows ISI to utilize their full resources in order to perform ISI's managed research groups' treatment protocols.

ITEM 3. LEGAL PROCEEDINGS

      EDG is not currently involved in any material litigation or legal proceedings and is not aware of any potentially material litigation or proceeding threatened against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      There is no public market for EDG's common stock.

Holders

      As of September 26, 2000, there were 116 record holders of EDG's common stock.

Recent Sales of Unregistered Securities

      EDG did not sell any equity securities during the fiscal year ended June 30, 2000 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      EDG was formed on August 13, 1990 for the purpose of investing in any and all types of assets, properties and businesses. EDG's plan of operation was to seek a suitable company that desired to go public through a reverse acquisition with EDG. This purpose was achieved on September 13, 2000, when EDG acquired 100% of the outstanding capital stock of ISI pursuant to an Agreement and Plan of Merger dated September 8, 2000 by and among EDG, MRM Merger Sub and ISI. On September 13, 2000, Merger Sub was merged with and into ISI, with ISI being the surviving corporation, and ISI became a wholly-owned subsidiary of EDG. ISI is a biopharmaceutical company specializing in nuclear pharmaceuticals and patented use and delivery systems. Its business operations consist of nuclear pharmaceutical research and development and management of research medical groups. In the future, ISI intends to participate in the execution of third party pharmaceutical company clinical trials. The business operations and plan of ISI, including ISI's product research and development, are described in detail in Item 1 above.

      For the years ended June 30, 1999 and 2000, EDG had net losses of ($8,166) and ($15,642), respectively, or ($0.06) and ($0.08) per share, respectively. From inception to June 30, 2000, EDG had a net loss of ($77,037), or ($0.92) per share. Such losses are attributable primarily to costs associated with compliance with the reporting requirements of the federal securities laws and EDG's efforts to identify and acquire a business.

      EDG raised gross proceeds of $2,100,000 in a private placement in September 2000. EDG expects that these proceeds will be sufficient to fund its operations for at least the next 12 months.

ITEM 7. FINANCIAL STATEMENTS

                          Index to Financial Statements

Independent Auditor's Report

Balance Sheets, June 30, 2000 and 1999

Statement of Stockholders' Equity, Years ended June 30, 2000, 1999, 1998 and 1997 and Period from Inception on August 13, 1990 to June 30, 1997

Statement of Operations, Years ended June 30, 2000, 1999 and 1998 and Period from Inception on August 13, 1990 to June 30, 2000

Statement of Cash Flows, Years ended June 30, 2000, 1999, 1998 and 1997 and Period from Inception on August 13, 1990 to June 30, 2000

Notes to Financial Statements

                                Scott & Guilfoyle
                    Certified Independent Public Accountants

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of EDG Capital, Inc.

We have audited the accompanying balance sheets of EDG Capital, Inc. (a development stage company) as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000, 1999 and 1998 and for the period August 13, 1990 (inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDG Capital, Inc. (a development stage company) as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended June 30, 2000, 1999 and 1998 and for the period August 13, 1990 (inception) to June 30, 2000 in conformity with generally accepted accounting principles.


/s/ Scott & Guilfoyle

Lake Success, New York
July 31, 2000

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                     JUNE 30

                                                           2000           1999
ASSETS
CURRENT ASSETS
        Cash                                              $ 13,474     $  9,338
                                                          ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Accrued expenses                                  $  7,658     $  2,880
                                                          --------     --------

        TOTAL LIABILITIES                                    7,658        2,880
                                                          --------     --------

STOCKHOLDERS' EQUITY
      Common stock, $.001 par value 50,000,000
         shares authorized, 242,500 and 182,500
         shares issued and outstanding                         243          183
      Capital in excess of par value                        82,610       67,670
      Deficit accumulated during development stage         (77,037)     (61,395)
                                                          --------     --------

        TOTAL STOCKHOLDERS' EQUITY                           5,816        6,458
                                                          --------     --------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                            $ 13,474     $  9,338
                                                          ========     ========

The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                        Accumulated
                                                                     Common Stock         Capital in      During          Total
                                                                                          Excess of     Development    Stockholders'
                                                                Shares        Amount      Par Value         Stage         Equity
Balance, August 13, 1990  (inception)                                 0      $      0      $      0       $      0       $      0
Issuance of shares to Officer and Directors of the
  Company for cash August 13, 1990                               12,500            13         2,487              0          2,500
Net loss from inception to June 30, 1991                              0             0             0         (2,163)        (2,163)
Public offering of common stock and warrants                     50,000            50        49,950              0         50,000
Offering costs                                                        0             0       (14,647)             0        (14,647)
Net loss for the year ended June 30, 1992                             0             0             0         (4,977)        (4,977)
Net loss for the year ended June 30, 1993                             0             0             0         (4,750)        (4,750)
Net loss for the year ended June 30, 1994                             0             0             0         (5,297)        (5,297)
Net loss for the year ended June 30, 1995                             0             0             0         (6,165)        (6,165)
Net loss for the year ended June 30, 1996                             0             0             0         (6,938)        (6,938)
Net loss for the year ended June 30, 1997                             0             0             0         (9,607)        (9,607)
                                                               --------      --------      --------       --------       --------

Balance, June 30, 1997                                           62,500            63        37,790        (39,897)        (2,044)

Issuance of shares, private placement, September 11, 1997        40,000            40         9,960              0         10,000
Issuance of shares, private placement, March 2, 1998             40,000            40         9,960              0         10,000

Net loss for the year ended June 30, 1998                             0             0             0        (13,332)       (13,332)
                                                               --------      --------      --------       --------       --------

Balance, June 30, 1998                                          142,500           143        57,710        (53,229)         4,624

Issuance of shares, private placement, June 11, 1999             40,000            40         9,960              0         10,000
Net loss for the year ended June 30, 1999                             0             0                       (8,166)        (8,166)
                                                               --------      --------      --------       --------       --------

Balance, June 30, 1999                                          182,500           183        67,670        (61,395)         6,458

Issuance of shares, private placement, May 8, 2000               60,000            60        14,940              0         15,000
Net loss for the year ended June 30, 2000                             0             0             0        (15,642)       (15,642)
                                                               --------      --------      --------       --------       --------

Balance, June 30, 2000                                          242,500      $    243      $ 82,610       $(77,037)      $  5,816
                                                               ========      ========      ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                         FROM
                                                                                      INCEPTION
                                                 FOR THE YEARS ENDED               AUGUST 13, 1990
                                                       JUNE 30                           TO
                                         2000            1999            1998       JUNE 30, 2000
REVENUE
        Interest                      $       0       $       0       $       0       $   2,419
                                      ---------       ---------       ---------       ---------

EXPENSES
          Miscellaneous                      15               0              17             446
             Office                           0               0               0           2,431
               Travel                     1,015               0               0           1,015
             Professional                11,932           5,942          11,726          62,050
        Filing and transfer fees          2,750           1,844           1,209           9,895
                                      ---------       ---------       ---------       ---------

        TOTAL                            15,712           7,786          12,952          75,837
                                      ---------       ---------       ---------       ---------

LOSS BEFORE INCOME TAXES                (15,712)         (7,786)        (12,952)        (73,418)

INCOME TAXES                                (70)            380             380           3,619
                                      ---------       ---------       ---------       ---------

NET LOSS                              $ (15,642)      $  (8,166)      $ (13,332)      $ (77,037)
                                      =========       =========       =========       =========

LOSS PER SHARE
        Net loss per share            $    (.08)      $    (.06)      $    (.12)      $    (.92)
                                      =========       =========       =========       =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               191,352         144,692         107,870          83,981
                                      =========       =========       =========       =========

The accompanying notes are an integral part of these financial statements.

                               EDG CAPITAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                                        FROM
                                                                                      INCEPTION
                                                   FOR THE YEARS ENDED              AUGUST13,1990
                                                         JUNE 30                         TO
                                            2000           1999          1998       JUNE 30, 2000
CASH FLOWS FROM OPERATING
 ACTIVITIES
        Net loss                         $(15,642)      $ (8,166)      $(13,332)      $(77,037)
        (Decrease) increase in
         accrued expenses                   4,778           (787)         1,179          7,658
                                         --------       --------       --------       --------

NET CASH USED BY OPERATING
 ACTIVITIES                               (10,864)        (8,953)       (12,153)       (69,379)
                                         --------       --------       --------       --------

CASH FLOWS FROM FINANCING
 ACTIVITIES
        Issuance of common stock               60             40             80            243
        Paid in capital                    14,940          9,960         19,920         97,257
        Offering costs                          0              0              0        (14,647)
                                         --------       --------       --------       --------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                      15,000         10,000         20,000         82,853
                                         --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH             4,136          1,047          7,847         13,474

BEGINNING CASH BALANCE                      9,338          8,291            444              0
                                         --------       --------       --------       --------

ENDING CASH BALANCE                      $ 13,474       $  9,338       $  8,291       $ 13,474
                                         ========       ========       ========       ========

SUPPLEMENTAL CASH FLOWS INFORMATION

        Income taxes paid                $    155       $    380       $    388

The accompanying notes are an integral part of these financial statements.

                                EDG CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000, 1999, 1998

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

Income taxes

As of June 30, 2000, the Company had a $75,824 net operating loss carryforward available to offset future taxable income through 2008.

NOTE 2: CAPITAL STOCK

On September 11, 1997, March 2, 1998 and June 11, 1999 the Company completed private placements, each for 40,000 common shares, par value $.001, for total proceeds of $10,000 each. On May 8, 2000 the Company completed a private placement for 60,000 common shares, par value $.001, for total proceeds of $15,000. These funds were raised to provide working capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Our directors and executive officers are as follows:

      Name                            Age          Title
      --------------------------------------------------------------------------
      Jack Schwartzberg               65           Chief Executive Officer,
                                                   President, and
                                                   Chairman of the Board of
                                                   Directors

      Shraga David Aranoff            32           Chief Operating Officer, Vice
                                                   President, Treasurer and
                                                   Director

      Robert G.M. Keating             59           Director

      Gail Shields                    60           Director

      Jay M. Haft                     64           Director

      Maurice H. Kolodin              56           Director

Jack Schwartzberg has served as the Chairman of the Board, Chief Executive Officer, and President of EDG since September 13, 2000. He has been Chairman of the Board, Chief Executive Officer and President of ISI since November 1997. He served as a Vice President of Complete Management, Inc., a New York Stock Exchange physician practice management company, from 1994 to June 1997 and as a marketing consultant to Complete Management, Inc. from June 1997 to October 1997. Mr. Schwartzberg was president and publisher of Madison Avenue Magazine and Runway New York Publishing Company from 1976 to 1993. Mr. Schwartzberg practiced law as a partner in the law firm of Schwartzberg & Sack from 1963 to 1976. He holds a J.D. degree from Brooklyn Law School and a B.A. degree from Hunter College. Mr. Schwartzberg was also a commissioned officer in the United States Navy, serving as Commanding Officer of the United States Naval Base in South Portland, Maine from 1957 to 1960.

Shraga David Aranoff has served as the Chief Operating Officer and Vice President of EDG, as a Director of EDG since September 13, 2000 and as EDG's Treasurer since September 25, 2000. He has been Chief Operating Officer and Vice President of ISI since August 1998. He served as a consultant to ISI from ISI's inception in November 1997 and joined ISI on a full-time basis in August 1998. Mr. Aranoff was Director of Medical / Legal Affairs for Complete Management, Inc. from October 1996 through July 1998. He was an attorney with the law firm of Slotnick, Shapiro & Crocker, LLP from August 1994 to September 1996. From 1991 to 1994, Mr. Aranoff was a law student. From 1989 to 1991 Mr. Aranoff was a programmer analyst for Goldman Sachs & Company. He holds a J.D. from Benjamin N. Cardozo School of Law and a B.S. degree, summa cum laude, in Computer Science from Brooklyn College.

Robert G.M. Keating has served as a director of EDG since September 13, 2000. Since January 2000, Mr. Keating has been Chairman of Management Techniques Inc., a consulting firm. He was a member of Keating & Klein, a law firm, from January 1999 to January 2000. From March 1996 to January 1998, he was Senior Executive Vice President of Complete Management, Inc. a physician practice management company. Complete Management, Inc. filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in October 1999. From 1982 to March 1996, Mr. Keating was a Judge of the New York State Unified Court System.

Gail Shields has served as a director of EDG since September 13, 2000. She has been retired from the practice of law for the past five years. Ms. Shields' son, Dennis Shields, is the son-in-law of Jack Schwartzberg.

Jay M. Haft has served as a director of EDG since September 13, 2000. He has acted as a strategic and financial consultant for growth stage companies since 1993. He is also currently of counsel to Parker Duryee Rosoff & Haft, a law firm of which he was a partner from 1989 to 1994. He has been a managing general partner of GenAm "1" Venture Fund, an international venture capital fund, since 1988. He is a director of Robotic Vision Systems, Inc., NCTI Group,
Inc., DCAP Group, Inc., Encore Medical Corporation, DUSA Pharmaceuticals, Inc., Oryx Technology Corp. and Thrift Management, Inc. He is Treasurer of the Miami City Ballet, a Trustee of Florida International University and a Trustee of the Wolfsonian Museum. He is a graduate of Yale College and Yale Law School.

Maurice H. Kolodin has served as a director of EDG since September 13, 2000. He has been Chief Investigator of Baron Associates, P.C., a law firm, since January 2000. From 1967 to December 1999 he was a casualty analyst with Allstate Insurance Company.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended June 30, 2000, all of the Reporting Persons complied with their Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

      No officer or director of EDG received remuneration from EDG in the fiscal year ended June 30, 2000.

Stock Option Grants

      EDG did not grant any stock options during the fiscal year ended June 30, 2000.

Option Exercises and Holdings

      As of June 30, 2000, none of EDG's executive officers held exercisable or non-exercisable options to purchase shares of EDG's common stock.

Directors' Compensation

      All directors are reimbursed for certain expenses in connection with attendance at Board of Directors and Committee meetings. Directors are also eligible to be granted options to purchase common stock of EDG under the EDG Capital, Inc. 2000 Long-Term Incentive Plan (the "2000 Plan"). Other than with respect to participation in the 2000 Plan and reimbursement of expenses, directors who are employees or officers or who are associated with EDG do not receive compensation for service as directors.

Employment Agreements

      Effective September 8, 2000, EDG and Jack Schwartzberg entered into an employment agreement for a term ending on September 7, 2003, subject to automatic extension thereafter until either party gives 180 days' advance notice of termination to the other party. The employment agreement provides for an annual salary of $200,000, a cash bonus based on performance in an amount to be determined by EDG, the grant of options to purchase 175,000 shares of EDG common stock at a price of $.8065 per share under the 2000 Plan, subject to the approval of the 2000 Plan by EDG's shareholders, one leased automobile at EDG's expense and participation in other executive and employee benefit programs if and when put into effect by EDG. Mr. Schwartzberg may be discharged for cause, including failure or refusal to perform his duties, misappropriation of funds or property of EDG, the use of alcohol or illegal drugs in a manner that interferes with his duties to EDG, and conviction of a felony or a crime involving moral turpitude, dishonesty or theft. Mr. Schwartzberg may terminate the employment agreement for "good reason," including the assignment to Mr. Schwartzberg of any duties inconsistent with his position, EDG requiring him to be based at an office outside the New York City metropolitan area without his consent, a failure by EDG to comply with the compensation provisions of the agreement, any other material breach by EDG of the employment agreement,

Mr. Schwartzberg's removal as a director or a change in control of EDG (as defined in the employment agreement). If the employment agreement is terminated by Mr. Schwartzberg for good reason or by EDG other than for cause or at any time after the end of the initial term, Mr. Schwartzberg will be entitled to be paid his base salary and bonus through the later of September 7, 2004 or the 12-month anniversary of the date of termination, he will be entitled to continue to participate during such period in all executive and employee benefit programs, and his stock options will become fully vested. The employment agreement includes noncompete restrictions during its term and for 12 months thereafter and a confidentiality provision.

      Effective September 8, 2000, EDG and Shraga D. Aranoff entered into an employment agreement for a term ending on September 7, 2003, subject to automatic extension thereafter until either party gives 90 days' advance notice of termination to the other party. The employment agreement provides for an annual salary of $125,000, a cash bonus based on performance in an amount to be determined by EDG, the grant of options to purchase 100,000 shares of EDG common stock at a price of $.8065 per share under the 2000 Plan, subject to the approval of the 2000 Plan by EDG's shareholders, one leased automobile at EDG's expense and participation in other executive and employee benefit programs if and when put into effect by EDG. Mr. Aranoff may be discharged for cause, including failure or refusal to perform his duties, misappropriation of funds or property of EDG, the use of alcohol or illegal drugs in a manner that interferes with his duties to EDG, and conviction of a felony or a crime involving moral turpitude, dishonesty or theft. Mr. Aranoff may terminate the employment agreement for "good reason," including the assignment to Mr. Aranoff of any duties inconsistent with his position, EDG requiring him to be based at an office outside the New York City metropolitan area without his consent, a failure by EDG to comply with the compensation provisions of the employment agreement, any other material breach by EDG of the employment agreement, Mr. Aranoff's removal as a director or a change in control of EDG (as defined in the employment agreement). If the employment agreement is terminated by Mr. Aranoff for good reason or by EDG other than for cause or at any time after the end of the initial term, Mr. Aranoff will be entitled to be paid his base salary and bonus through the later of September 7, 2003 or the three-month anniversary of the date of termination, he will be entitled to continue to participate during such period in all executive and employee benefit programs, and his stock options will become fully vested. The employment agreement includes noncompete restrictions during its term and for 12 months thereafter and a confidentiality provision.

2000 Long-Term Incentive Plan

      In September 2000, EDG's board of directors adopted, subject to the approval of EDG's shareholders, the EDG Capital, Inc. 2000 Long-Term Incentive Plan. The 2000 Plan was established to enable EDG and its subsidiaries to attract, retain and motivate employees, directors and consultants. The 2000 Plan authorizes the granting of individual incentive stock options or non-qualified options to purchase shares of EDG common stock. The maximum number of shares that may be issued under the 2000 Plan is 1,247,983, subject to adjustment in the event of stock splits, stock dividends, stock splits, split-ups, spin-offs, combinations or exchanges or any other change affecting the common stock. Unless terminated earlier, the 2000 Plan expires on December 31, 2010. Employees, directors, advisory board members or consultants of EDG or a subsidiary of EDG are eligible to receive options under the 2000 Plan.

The 2000 Plan is administered by EDG's board of directors, which determines the persons to whom awards will be granted, the number of options to be granted and the specific terms of each grant. Under the 2000 Plan, no incentive stock option may be granted having a term of more than 10 years and an exercise price less than the fair market value of EDG's common stock on the date of grant, and no incentive stock option having a term of more than five years and an exercise price less than 110% of the fair market value of EDG's common stock on the date of grant may be granted to a person who holds 10% or more of EDG's outstanding common stock.

      As of September 26, 2000, options to purchase an aggregate of 673,000 shares were outstanding under the 2000 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of September 26, 2000 about the security ownership of EDG by (i) each person who is known to EDG to be the record or beneficial owner of more than five percent (5%) of EDG's common stock; (ii) each director and each executive officer; and (iii) all directors and executive officers as a group.

                                                            Amount and Nature    Percentage of
                                                              of Beneficial       Outstanding
         Name and Address of Beneficial Owner(1)              Ownership (2)     Shares Owned(3)
         ----------------------------------------             -------------     ---------------
Jack Schwartzberg (4)                                            1,476,311            13.7%
Shraga David Aranoff (5)                                           117,474             1.1%
Robert G.M. Keating (6)                                          1,020,496             9.5%
Gail Shields (7)                                                         0                *
Jay M. Haft (8)
    c/o Parker Duryee Rosoff & Haft                                  5,000                *
    529 Fifth Avenue
    New York, New York 10017
Maurice H. Kolodin (9)                                                   0                *
    2509 Avenue U
    Brooklyn, New York 11229
Bruce Baron                                                      2,264,959            21.0%
    2509 Avenue U
    Brooklyn, New York 11229
Crown Cove Associates, LLC                                       1,346,868            12.5%
    765 Stewart Avenue
    Garden City, New York 11530
Dennis Shields                                                     783,158             7.3%
    15 South Baylis Avenue
    Port Washington, New York 11050
All directors and officers as a group (6 persons) (10)           2,619,281            24.3%

--------------------------------------------------------------------------------

*     Less than one percent.

(1) Unless otherwise indicated, the address of each of the persons named in the table is 700 Stewart Avenue, Garden City, New York 11530.

(2) Unless otherwise indicated, EDG believes that all persons named in the table have sole voting and investment power for all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of common stock that can be acquired by such person within 60 days from September 26, 2000 upon the exercise of options or warrants or the conversion of convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming that (i) options, warrants or convertible securities that are held by the person (but not those held by any other person) and which are exercisable within 60 days of September 26, 2000 have been exercised or converted, and
      (ii) 9,442,923 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities.

(4) Does not include 175,000 shares subject to options that are not exercisable within 60 days of September 26, 2000.

(5) Does not include 100,000 shares subject to options that are not exercisable within 60 days of September 26, 2000.

(6) Does not include 10,000 shares subject to options that are not exercisable within 60 days of September 26, 2000.

(7) Does not include 10,000 shares subject to options that are not exercisable within 60 days of September 26, 2000.

(8) Does not include 30,000 shares subject to options that are not exercisable within 60 days of September 26, 2000.

(9) Does not include 10,000 shares subject to options that are not exercisable within 60 days of September 26, 2000.

(10) Does not include 335,000 shares subject to options that are not exercisable within 60 days of September 26, 2000.

      Information contained herein about stock ownership was obtained from EDG's shareholders' list, filings with governmental authorities, or from the named individuals, directors and officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      No member of EDG's current management nor any person listed in the table set forth in Item 11 above has had any transactions with EDG during the past fiscal year, nor proposes any such transaction, in which the amount involved exceeded $60,000, except as follows:

      All of the persons listed in Item 11 above received their shares of EDG common stock in exchange for their shares of Isotope Solutions, Inc. ("ISI") on September 13, 2000 in connection with the merger described in Item 1 above.

      On September 8, 2000 above, Jack Schwartzberg and Shraga D. Aranoff entered into the employment agreements with EDG described in Item 10 above.

      In connection with the merger described in Item 1 above, EDG and each of Crown Cove Associates, LLC, Jack Schwartzberg, Robert G.M. Keating, Bruce Baron, Dennis Shields, Shraga D. Aranoff and certain other former shareholders of ISI entered into a Registration Rights Agreement. The Registration Rights Agreement gives Crown Cove, Messrs. Schwartzberg, Keating, Shields and Aranoff and the other former shareholders of ISI who signed the

Registration Rights Agreement the right to have their shares of common stock of EDG included in any registration statement filed by EDG, subject to certain exceptions.

ITEM 13.               EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      Exhibit
      Number                            Description
      ------    ----------------------------------------------------------------

      2.1 Agreement and Plan of Merger dated as of September 8, 2000 by and among the registrant, ISI Merger Sub, Inc., and Molecular Radiation Management, Inc. (1)

      3.1       Certificate of Incorporation of the registrant. (2)

      3.2       By-Laws of the registrant. (2)

      4.1       Specimen of registrant's common stock certificate. (2)

      4.2 Registration Rights Agreement, dated as of September 8, 2000, by and among Crown Cove Associates, LLC, Jack Schwartzberg, Robert Keating, Bruce Baron, Dennis Shields, Dennis Quirk, Harvey L. Greenberg, Harriet Greenberg, Shraga David Aranoff, Richard Friedman, Jeff Markowitz, Lawrence Kaplan, Stanley Kaplan, Edmond O'Donnell, and the registrant.

      10.2 Employment Agreement, dated as of September 8, 2000, by and between the registrant and Jack Schwartzberg.

      10.3 Employment Agreement, dated as of September 8, 2000, by and between the registrant and Shraga D. Aranoff.

      10.4 Practice Management Services Agreement by and between Stanley E. Order, M.D., P.C. d/b/a Center for Molecular Medicine, and Molecular Radiation Management, Inc., dated as of December 1, 1997.

      10.5      Practice Management Services Agreement by and between Mitchell
                E. Levine, M.D., P.C. and Molecular Radiation Management, Inc., dated as of January 1, 2000.

      10.6 Practice Management Services Agreement by and between New York Medical Oncology, P.C. and Molecular Radiation Management, Inc., dated as of September 1, 2000.

      10.7 Lease dated as of August 1, 2000 by and between Scott Hotel Company, LLC, and Molecular Radiation Management, Inc.

      10.8 License Agreement dated as of November 24, 1997, by and between Nassau Radiologic Group, P.C. and Molecular Radiation Management, Inc.

      21.1      Subsidiaries of the registrant.

      27.1      Financial data schedule.

      99.1      Risk factors.

---------------------------

      (1) Incorporated by reference to the registrant's Current Report on Form 8-K filed on September 19, 2000.

      (2) Incorporated by reference to the registrant's Registration Statement on Form S-18 (File No. 33-37674-NY).

(b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 26, 2000.

                                       EDG CAPITAL, INC.


                                       By /s/ Jack Schwartzberg
                                          --------------------------------------
                                              Jack Schwartzberg, Chief Executive
                                              Officer and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature                                       Title                              Date
---------                                       -----                              ----

/s/  Jack Schwartzberg                Chairman, Chief Executive                 September 26, 2000
-----------------------------         Officer and  President (Principal
     Jack Schwartzberg                Executive Officer)


/s/ Shraga D. Aranoff                 Chief Operating Officer, Vice             September 26, 2000
-----------------------------         President and Treasurer (Principal
    Shraga D. Aranoff                 Accounting Officer), Director


s/  Robert G.M. Keating               Director                                  September 26, 2000
-----------------------------
    Robert G.M. Keating


/s/ Gail Shields                      Director                                  September 26, 2000
-----------------------------
    Gail Shields


                                      Director                                  September   , 2000
-----------------------------
    Jay M. Haft


/s/ Maurice H. Kolodin                Director                                  September 26, 2000
-----------------------------
    Maurice H. Kolodin