Form 10QSB
period 2000-09-30
EDG CAPITAL INC
filed 2000-11-14
CIK 869709

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                       Commission File Number 33-37674-NY

                                EDG CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

              New York                                   11-3023098
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  700 Stewart Avenue, Garden City, NY                       11530
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (516) 222-7749
                          ----------------------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The number of shares of the issuer's common stock, par value $.001 per share, outstanding on November 6, 2000 was 10,771,858 shares.

                                EDG CAPITAL, INC.

                                    - INDEX -

                                                                         Page(s)
                                                                         -------

PART I.  Financial Information:

Item 1.   Consolidated Financial Statements

          Condensed Balance Sheets - September 30, 2000 (Unaudited)
           and December 31, 1999                                             3.

          Condensed Statements of Operations (Unaudited) -
          Three and Nine Months Ended September 30, 2000 and 1999            4.

          Condensed Statements of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 2000 and 1999                      5.

          Notes to Condensed Financial Statements (Unaudited)                6.

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8.

PART II.  Other Information                                                 10.

SIGNATURES                                                                  11.

EXHIBITS: Exhibit 27 - Financial Data Schedule

                          PART I. Financial Information

Item 1. Financial Statements

                       EDG CAPITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                   - ASSETS -
                                                                        September 30,    December 31,
                                                                            2000             1999
                                                                         -----------      -----------
                                                                         (Unaudited)     (as restated)
CURRENT ASSETS:
     Cash                                                                $ 1,534,132      $    19,145
     Management fee receivable                                               523,439          435,421
     Prepaid expenses and other                                               72,386           25,575
                                                                         -----------      -----------

TOTAL CURRENT ASSETS                                                       2,129,957          480,141
                                                                         -----------      -----------
PROPERTY AND EQUIPMENT - NET                                                  76,905            9,697
                                                                         -----------      -----------

OTHER ASSETS:
     Intangible assets - net                                                  13,611            7,393
     Security deposits and other                                               2,694            2,694
                                                                         -----------      -----------
                                                                              16,305           10,087
                                                                         -----------      -----------

                                                                         $ 2,223,167      $   499,925
                                                                         ===========      ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable                                                    $   197,337      $    70,007
     Accrued expenses                                                         17,161            4,134
                                                                         -----------      -----------

TOTAL CURRENT LIABILITIES                                                    214,498           74,141
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, par value $.001; authorized 50,000,000 shares;
      10,771,858 and 7,891,546 shares issued and outstanding in 2000
      and 1999, respectively                                                  10,772            7,892
     Additional paid-in capital                                            2,403,693          389,966
     Retained earnings (accumulated deficit)                                (405,796)          27,926
                                                                         -----------      -----------

                                                                           2,008,669          425,784
                                                                         -----------      -----------

                                                                         $ 2,223,167      $   499,925
                                                                         ===========      ===========

           See notes to condensed consolidated financial statements.

                       EDG CAPITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended September 30      Nine Months Ended September 30
                                          --------------------------------------------------------------------
                                              2000              1999               2000                1999
                                              ----              ----               ----                ----
REVENUE:
  Management fee income                   $   256,107        $   243,937        $   696,794        $ 1,053,830
                                          -----------        -----------        -----------        -----------

COSTS AND EXPENSES:
  Medical supplies                            181,567            120,679            426,317            376,921
  Marketing costs                              14,061              6,540             56,914             73,164
  General and administrative expenses         286,058            191,695            649,366            515,189
  Interest expense                              2,937                 --              2,937                 --
  Interest and other income                    (2,747)            (9,766)            (5,018)            (9,880)
                                          -----------        -----------        -----------        -----------
                                              481,876            309,148          1,130,516            955,394
                                          -----------        -----------        -----------        -----------

INCOME (LOSS) BEFORE PROVISION
(CREDIT) FOR INCOME TAXES                    (225,769)           (65,211)          (433,722)            98,436

  Provision (credit) for income taxes              --            (23,541)                --             34,551
                                          -----------        -----------        -----------        -----------

NET INCOME (LOSS)                         $  (225,769)       $   (41,670)       $  (433,722)       $    63,885
                                          ===========        ===========        ===========        ===========

EARNINGS (LOSS) PER COMMON SHARE:

    Basic and fully diluted               $      (.03)       $      (.01)       $      (.05)       $       .01
                                          ===========        ===========        ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING         8,433,062          7,891,546          8,089,956          7,849,994
                                          ===========        ===========        ===========        ===========

           See notes to condensed consolidated financial statements.

                       EDG CAPITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                         2000             1999
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                               $  (433,722)     $    63,885
     Adjustments to reconcile net income (loss) to net cash flows from operating activities:
        Depreciation and amortization                                                      6,118           16,455
        Compensatory shares                                                               83,876               --
     Changes in operating assets and liabilities:
        Management fee receivable                                                        (88,018)          21,786
        Prepaid expenses and other                                                       (16,881)         (45,827)
        Accounts payable                                                                 127,330          (35,145)
        Accrued expenses                                                                  13,027              549
                                                                                     -----------      -----------
          Net cash (used) provided by operating activities                              (308,200)          21,703
                                                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (72,996)         (11,715)
     Patent costs                                                                         (6,548)          (5,878)
                                                                                     -----------      -----------
          Net cash (used) by investing activities                                        (79,554)         (17,593)
                                                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of commons shares                                          1,902,731           10,000
                                                                                     -----------      -----------
          Net cash provided by financing activities                                    1,902,731           10,000
                                                                                     -----------      -----------

NET INCREASE IN CASH                                                                   1,514,987           14,110

CASH, BEGINNING OF YEAR                                                                   19,145            7,647
                                                                                     -----------      -----------

CASH, END OF YEAR                                                                    $ 1,534,132      $    21,757
                                                                                     ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                   $     2,937      $        --
                                                                                     ===========      ===========
     Income taxes paid                                                               $        --      $        --
                                                                                     ===========      ===========

           See notes to condensed consolidated financial statements.

                       EDG CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS:

         EDG Capital, Inc., (the "Company") was incorporated in the State of New York on August 13, 1990; and was considered a development stage company until September 2000. On September 13, 2000, the Company acquired Isotope Solutions, Inc. ("ISI"), a New York corporation formerly known as Molecular Radiation Management, Inc. Subject to shareholder approval, the Company intends to amend its certificate of incorporation to change its name to "Isotope Solutions Group, Inc."

         ISI is a biopharmaceutical company engaged in the research, development and testing of nuclear pharmaceuticals for therapeutic use in the treatment of various cancers. ISI's research and development is conducted by clinicians that have entered into long term contracts with the Company.

         The acquisition was effected pursuant to an Agreement and Plan of Merger (the "Agreement"), dated September 8, 2000, by and among the Company, MRM Merger Sub, Inc., a New York corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and ISI. On September 13, 2000, Merger Sub was merged with and into ISI, with ISI being the surviving corporation, and ISI became a wholly-owned subsidiary of EDG.

         Pursuant to the Agreement, all of ISI's outstanding common stock, excluding its treasury stock which was cancelled, was converted into the right to receive an aggregate of 7,440,005 shares of the Company's common stock. Simultaneously with the closing of the acquisition, the Company effected (a) a 2.57315 for one stock split in the form of a stock dividend payable to shareholders of record on August 23, 2000 (with all fractional shares being rounded up), and (b) raised gross proceeds of $2,100,000 from a private placement to accredited investors, of 2,603,844 shares of common stock at a price of $.8065 per share.

         The merger was accounted for as a reverse acquisition in a manner similar to a pooling of interests and as a result, the Company has adopted the fiscal year end of December 31, which is the year end of ISI, the accounting acquirer.

         The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

                       EDG CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2 - PRIVATE PLACEMENT:

         As mentioned above, in September 2000, the Company completed the sale of 2,603,844 (post-split) shares of its common stock at a per share price of $.8065, realizing net proceeds of $1,902,731. The Company also issued 104,000 shares of its common stock to two finders of the acquisition (see Note 1) which shares were valued in the aggregate at $83,876.

NOTE 3 - INCOME (LOSS) PER COMMON SHARE:

         Income (loss) per common share for the three and nine month periods were calculated by dividing net income (loss) for the period by the weighted average number of shares outstanding for each respective period in accordance with SFAS No. 128.

         All per share and weighted average share amounts have been restated to reflect the stock split referred to in Note 1.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        INTRODUCTION

        EDG Capital, Inc. (the "Company") was incorporated in the State of New York on August 13, 1990; and was considered a development stage company until September 2000. On September 13, 2000, the Company acquired Isotope Solutions, Inc. ("ISI"), a New York corporation formerly known as Molecular Radiation Management, Inc. Subject to shareholder approval, EDG intends to amend its certificate of incorporation to change its name to Isotope Solutions Group, Inc.

        ISI is a biopharmaceutical company engaged in the research, development and testing of nuclear pharmaceuticals for therapeutic use in the treatment of various cancers. ISI's research and development is conducted by clinicians that have entered into long term contracts with the Company.

        The financial information presented herein is derived from the: (i) condensed consolidated balance sheets as of September 30, 2000 and as of December 31, 1999, (ii) condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999, and (iii) condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999.

        RESULTS OF OPERATIONS

        REVENUES:

        Revenues for the three months ended September 30, 2000 were $256,000 as compared to $244,000 for the corresponding period of the prior year. However, revenues decreased to $697,000 from $1,054,000 when comparing the nine months ended September 30, 2000 to September 30, 1999. This nine month period decrease of $357,000 or 33.8%, was due to diminished revenue generated by the clinician research teams during this period. To date, patient accrual, and income derived from the treatment of those patients, has been dependent to a great extent, on a public relations effort, which resulted in extensive media exposure. The Company's revenues have fluctuated depending on the timing of media exposure. Management intends to embark on a comprehensive advertising program commencing in 2001 to complement the Company's current public relations effort.

        COSTS AND EXPENSES:

        Overall costs and expenses increased to $482,000 from $309,000 when comparing the three months ended September 30, 2000 to the three months ended September 30, 1999, an increase of $173,000 or 56%. For the nine month periods in 2000 and 1999, costs and expenses increased to $1,131,000 from $955,000, an increase of $176,000 or 18.4%. These increases were due to the following: medical supplies costs increased by $61,000 and $49,000, respectively, for the three and nine month periods ended in September 2000 versus the previous year periods, primarily due to start-up , equipment and supply costs relating to ISI's new contract with New York Medical Oncology, PC d/b/a/ Center for Medical Oncology. General and administrative expenses increased by $94,000 and $134,000 for the three and nine month periods ended September 30, 2000 versus the corresponding periods ended September 30, 1999, primarily due to (a) wage increases and new hires attributable to commencement of new clinical trials for the treatment of high-grade brain tumors under ISI's new contract with the Mitchell E. Levine, MD, PC d/b/a Center for Neuro-Oncology and (b) a finder's fee of $84,000 paid in connection with the Company's acquisition of ISI.

        NET INCOME (LOSS)

        For the three month period ended September 30, 2000 the Company reflected a net loss of $226,000 ($.03 per share). For the three month period ended September 30, 1999 the Company reflected a net loss of $42,000 ($.01 per share). The increased loss in the year 2000 was due to the increase in costs and expenses described above.

        For the nine months ended September 30, 2000 the Company reflected a net loss of $434,000 ($.05 per share) versus net income of $64,000 ($.01 per share) for the nine months ended September 30, 1999. This change from a profit to a loss was due to both the decrease in revenues and increase in costs and expenses as described above.

        LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000 the Company's balance sheet reflected cash of $1,534,000, working capital of $1,916,000 and a current ratio of approximately 10 to 1. At the Company's year end of December 31, 1999, the balance sheet reflected cash of only $19,000, working capital of $406,000 and a current ratio of 6.5 to 1. The primary reason for the positive increase in the Company's liquidity was the completion of a private placement of common stock in September 2000, which resulted in net cash proceeds of approximately $1,900,000.

        The Company believes that its cash on hand and revenues it expects to generate from its business will be sufficient to fund operations for at least the next twelve months. Further, management is not aware of any material trend, event or capital commitment which would potentially adversely affect liquidity.

        FORWARD-LOOKING STATEMENTS

        The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to, the risks described in Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, including its need to raise additional capital, its history of losses, the high risk nature of its business and its dependence on a few large clients, as well as economic conditions.

                           Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

        During the nine months ended September 30, 2000, the Company made the sales of unregistered securities described below:

        On May 17, 2000, the Company sold 154,389 shares of common stock in a private placement to Larry Kaplan for an aggregate of $60,000. The Company relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the transaction, because the transaction did not involve any public offering.

        On September 13, 2000, the Company issued 7,440,005 shares of common stock to 13 former shareholders of Isotope Solutions, Inc. ("ISI"), in connection with the Company's acquisition of ISI on such date. Also on September 13, 2000, the Company sold 1,284,500 shares of common stock at a price of $.8065 per share to 25 accredited investors in the initial closing of a private placement. On September 26, 2000, the Company sold an additional 1,319,344 shares at a price of $.8065 per share to 50 accredited investors in a second closing of the private placement. The Company relied upon Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as the basis for an exemption from registration for the transactions, because the transactions did not involve any public offering.

        On September 13, 2000, the Company adopted the EDG Capital, Inc. 2000 Long-Term Incentive Plan, providing for the grant of 1,247,983 shares of common stock to officers, directors and employees of, and consultants to, the Company, subject to shareholder approval, and granted options to purchase an aggregate of 673,000 shares of common stock to officers, director and employees of, and consultants to, the Company pursuant to the Plan, subject to shareholder approval of such awards.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit No.             Description
-----------             -----------

27.1                    Financial data schedule.

      (b)   Reports on Form 8-K

            On September 19, 2000, the Company filed a Form 8-K to report under
            Item 1 thereof a change in control of the Company that occurred on September 13, 2000.

            On October 5, 2000, the Company filed a Form 8-K and a Form 8-K/A to report under Item 4 thereof a change in the Company's certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: November 13, 2000         By: /s/ Jack S. Schwartzberg
                                    --------------------------------------------
                                        Jack S. Schwartzberg, Chief
                                        Executive Officer and President


Date: November 13, 2000         By: /s/ Shraga D. Aranoff
                                    --------------------------------------------
                                        Shraga D. Aranoff, Vice President and
                                        Treasurer (Principal Accounting Officer)