Form 10KSB/A
period 2000-12-31
EDG CAPITAL INC
filed 2001-05-21
CIK 869709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

|X| ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____ .

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

                           ---------------------------

      The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 2000 as set forth in the pages attached hereto:

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Introduction

      EDG Capital, Inc. was incorporated in the State of New York on August 13, 1990, and was considered a development stage company until September 2000. On September 13, 2000, EDG acquired Isotope Solutions, Inc. Subject to shareholder approval, we intend to amend EDG's certificate of incorporation to change its name to Isotope Solutions Group, Inc.

      EDG holds 100 percent of the outstanding capital stock of ISI (formerly named Molecular Radiation Management, Inc.). We are a biopharmaceutical company that began operations in 1998 as a medical group management company. Although most of our revenues are still derived from our medical group management operations, today we are focused primarily on the development of nuclear pharmaceutical technologies for therapeutic use in the treatment of various cancers. With the help of the medical groups we manage, we are developing two anti-cancer nuclear pharmaceutical technologies for which we own the U.S. patent rights: 195mPt-Cisplatin, or radioactive cisplatin, a radioactive variation of a commonly used chemotherapy drug, and colloidal P32 macro-aggregated albumin, a nuclear-isotope use and delivery system. Pursuant to long-term contracts with the medical groups, we provide them with business, financial and marketing support while they conduct research and treat patients using our technologies and traditional cancer treatment techniques. We charge the medical groups administrative fees for our services and license fees for the use of our nuclear pharmaceutical technologies in their practices.

      In June 1995 Dr. Stanley E. Order was granted Patent No. 5,424,288 by the U.S. Patent and Trademark Office covering a "Method of Treating Solid Tumor Cancers Utilizing Macro Aggregated Proteins and Colloidal Radioactive Phosphorus." In July 1996 Dr. Order was granted Patent No. 5,538,726 by the U.S. Patent and Trademark Office covering a "Method and Compositions for Delivering Cytotoxic Agents to Cancer." In March 1999, Dr. Order assigned Patent No. 5,424,288 to ISI and in August 2000, Dr. Order assigned Patent No. 5,538,726 to ISI, in each case in consideration for ISI's agreement to provide services under the management/license agreement between ISI and Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine. We paid Dr. Order one dollar for the assignment of each of the patents. We are not obligated to pay him or his medical group any royalties in the future. As a result of these assignments, we own all rights to the colloidal P32/MAA technology described in these patents. These are use patents, which give us exclusive rights to the manner in which we are using these drugs to treat cancer. The patents do not give us the right to prevent others from using the drugs in other ways.

      In June 2000, Dr. Stanley E. Order was granted Patent No. 6,074,626 by the U.S. Patent and Trademark Office covering "Radioactive Cisplatin in the Treatment of Cancer." In March 1999 Dr. Order assigned the application for this patent to ISI in consideration for ISI's agreement to provide services under the management/license agreement between ISI and Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine. We paid Dr. Order one dollar for the assignment of the patent. We are not obligated to pay him or his medical group any royalties in the future. As a result of this assignment, we own all rights to the radioactive cisplatin technology described in the patent. This is a use patent, which gives us exclusive rights to the use of this drug to treat cancer. The patent does not give us the right to prevent others from using the drug in other ways.

      Pursuant to the management/license agreements with the medical groups we manage, we provide the medical groups with laboratory and treatment space and all necessary supplies, including the components of our nuclear pharmaceuticals. We also provide the medical groups with all clerical personnel and other non-medical personnel necessary to manage the groups' practice and research activities. Pursuant to the agreements, we also license our nuclear pharmaceutical technologies to the groups and provide the groups with a range of consulting and practice management services, including billing and collection. In return, we charge the medical groups license fees on a monthly basis and management fees on a weekly and monthly basis. The weekly management fee covers consulting, billing and collection services and medical supplies. The monthly management fee covers treatment and laboratory space, furnishings and equipment, clerical services and staff and managerial and administrative services. The billing and collection services portion of the weekly management fee is based upon a percentage of the medical group's billings. The consulting and medical supplies portions of the weekly management fee are each equal to our actual costs plus a percentage of such costs as a markup. The weekly fee markup and the monthly license and management fees are set each year in advance by mutual agreement of the parties.

      License fees and management fees from the medical groups we manage generated approximately $2,240,000 in gross revenues in the past two years, including $2,033,000 in license fees and $207,000 in management fees.

      The license fees we charge the medical groups are set each year in advance at a level that is intended to reflect the expected usage of the licensed technology by the medical group during the year. In December 1999, we determined that the license fee we charged Center for Molecular Medicine for 1999 should be adjusted downwards in view of the number of patients enrolled in the medical group's colloidal P32/MAA clinical study during the year. On January 1, 2000, we waived all license fees for Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, for the year 2000 and agreed that the license fee paid for 1999 would cover 2000 as well. As a result, we effectively reduced the license fee for 1999 retroactively by 50%. In December 2000 we set the license fee to be paid by the Center for Molecular Medicine in 2001 at $60,000. We do not presently anticipate that we will waive any portion of the 2001 license fee.

      As of December 31, 2000, Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, owed us an aggregate of approximately $486,700 against fees billed in 2000. As of December 31, 2000, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, owed us approximately $69,500 against fees billed in 2000 and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, owed us approximately $145,500 against fees billed in 2000. Typically, there is a lag between our invoice to the medical groups and payment of the invoices by the medical groups. The lag exists because the medical groups must receive payment for their services from the patients and their insurance companies before they can pay us. At December 31, 2000, Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, was owed approximately $182,000 for services rendered to its patients, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, was owed approximately $21,800 for services rendered to its patients and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, was owed approximately $45,800 for services rendered to its patients. As of December 31, 2000, we have recorded a provision of $200,000 against fees receivable from the medical groups. We intend to carry the amounts owed by the medical groups forward.

      The medical groups are obligated to perform research relating to our nuclear pharmaceutical technologies. All right, title and interest in and to any and all improvements to the nuclear pharmaceutical technologies that derive from the medical groups' research belong to us.

      We must have FDA approval for our colloidal P32/MAA and radioactive cisplatin technologies before we can begin marketing them. The FDA requires that new drugs undergo thorough clinical testing before granting approval for the marketing of the drugs. Currently, only colloidal P32/MAA is being studied, since radioactive cisplatin has not yet been approved by the FDA for clinical trials. We expect that the clinical trials being performed by the medical groups we manage will help support the application for FDA approval of our colloidal P32/MAA technology. Similarly, we expect that the clinical trials of radioactive cisplatin, when they are conducted, will help support the application for FDA approval of radioactive cisplatin.

      Although we supply the medical groups with the supplies they need to conduct the clinical studies, we recoup the costs of these supplies through the management fees we receive from the medical groups. The medical groups bill the patients participating in the studies for the treatments they are given. Consequently, the patients, and their insurance companies, provide revenue to the medical groups, who in turn pay us management and licensing fees, thus providing funding that supports the clinical studies of our nuclear pharmaceuticals. The medical groups receive payment by the patients' insurance companies and other payors for treatments and procedures that, while part of the study being conducted, are accepted treatments and procedures that would normally be a part of the treatment protocol for these patients in the absence of the drug or methodology being studied. For example, a patient participating in the study may receive treatments of colloidal P32/MAA, radiation and chemotherapy. The medical groups would receive payment for the radiation and chemotherapy treatments, and for the application of the colloidal P32/MAA. Prior to December 21, 2000, the Center for Molecular Medicine and the other medical groups conducting the clinical studies of colloidal P32/MAA also charged patients for the colloidal P32/MAA administered to them.

      In November 2000, the FDA asked the Center for Molecular Medicine to submit an Investigational New Drug Application for colloidal P32/MAA. The Center for Molecular Medicine filed the IND that month. On December 21, 2000, the FDA advised the Center for Molecular Medicine that because of the higher dosages and novel ways in which the drug was administered in the studies, the colloidal P32/MAA as administered in the studies was a new drug within the meaning of the FDA's regulations and asked the Center for Molecular Medicine to submit a request for permission to charge for the drug. The FDA's regulations require persons conducting studies of new drugs that are the subject of an IND to obtain the FDA's permission before charging participants in the studies for the costs of the drug administered to them. The Center for Molecular Medicine has submitted a request for permission to charge patients for the colloidal P32/MAA administered in the studies. Until such permission is obtained, however, the medical groups we manage are not charging patients for the colloidal P32/MAA administered to them.

      The medical groups we manage also participate in clinical studies sponsored by third parties. Because certain portions of the management fees we are paid by the medical groups we manage are based on a percentage of the medical groups' billings, we share in the revenues earned by the medical groups for their participation in third party clinical studies. As with the clinical studies of our nuclear pharmaceuticals, the medical groups receive payment by the patients' insurance companies and other payors for treatments and procedures that would normally be a part of the treatment protocol for these patients in the absence of the drug or methodology being studied, but are not reimbursed for any investigational drugs administered to the patients unless such reimbursement has been approved by the FDA. The medical groups also receive fees from the third party sponsors of the clinical studies for participating in the studies.

      Approximately 45% of the patients treated by the medical groups we manage are enrolled in the clinical studies of colloidal P32/MAA and approximately 1% are enrolled in third party clinical studies. Approximately 54% of the patients treated by the medical groups are not enrolled in any formal study being conducted by the medical groups we manage.

      The following discussion is based on financial information presented as if the acquisition of ISI had taken place as of the earliest period presented.

Results of Operations

Years Ended December 31, 2000 and 1999

Revenues

      Revenues for the year ended December 31, 2000 decreased to $1,013,749, as compared to $1,225,766 for the corresponding period of the prior year. This decrease of $212,017, or 17.3%, was due to diminished revenue generated during this period by the medical groups we manage. To date, the ability of the medical groups to attract patients, and income derived from the treatment of those patients, has depended to a great extent on our public relations efforts, which have resulted in extensive media exposure. In 2001, we have embarked on a comprehensive advertising program to complement our existing public relations efforts.

Costs and Expenses

      Costs of revenues decreased by $74,462 when comparing the year ended December 31, 2000 to the year ended December 31, 1999 as a result of a decrease in medical supplies required. Research and development increased from $611,190 to $791,336 when comparing the year ended December 31, 2000 to the year ended December 31, 1999. This increase of $180,146 is represented by an increase in medical supplies (isotopes) as well as wage increases and new hires attributable to commencement of new clinical trials for the treatment of high-grade brain tumors under ISI's new contract with the Mitchell E. Levine, MD, PC d/b/a Center for Neuro-Oncology. General and administrative expenses increased by $354,360 when comparing the year ended December 31, 2000 to the year ended December 31, 1999. The primary reasons for this increase are (a) an increase in professional fees associated with our status as a publicly held entity and costs incurred in the submission of a registration statement to the Securities and Exchange Commission (b) a finder's fee of $84,000 paid in connection with the acquisition of ISI and (c) wage increases and new hires.

      From 1997 through December 31, 2000, we incurred an aggregate of approximately $1,467,000 in research and development costs relating to our colloidal P32/MAA technology, and approximately $190,000 in research and development costs relating to our radioactive cisplatin technology.

      The medical groups we manage have enrolled over 90 patients in three separate studies of P32/MAA. One study, a Phase II study involving pancreatic cancer that has not previously been treated using other methodologies, is nearing completion. A second Phase II study in pancreatic cancer that has been previously been treated using other methodologies, is expected to be completed in approximately two years. The third study, a Phase I study involving brain cancer, is expected to be completed in approximately six months. Phase II studies in brain cancer, which will follow the Phase I study, are expected to take an additional three to four years. We intend to approach the FDA shortly regarding the adequacy of the data gathered in the Phase II study of pancreatic cancer that has not previously been treated with other methodologies to support approval of the product for this indication. We will approach the FDA regarding the adequacy of the data from the other Phase II studies once the studies have been completed. It is possible that the FDA may require that a Phase III study be conducted for one or more of these indications. We describe the differences between Phase I, Phase II and Phase III studies in the Business-Government Regulation section of this report. Because we do not know how much additional research will be required in order to support approval of this technology for each of these indications, we cannot be certain how long it will take or how much additional costs we will incur before we can market this technology for these indications.

      We will need data from a minimum of three clinical studies of our radioactive cisplatin technology in order to demonstrate to the FDA that this technology is safe and effective. We expect that the initial study will be a 15 patient Phase I safety study that will last up to two years. We expect that the medical groups we manage will need to conduct two Phase II studies, involving perhaps 60 patients each, to determine the proper dose, effectiveness, and safety of the product. These Phase II studies, which may last several years, are expected to involve various solid tumor cancers. It is possible that a Phase III study may be necessary depending on the results of the Phase II studies. Because we do not know how much research will be required in order to support approval of this technology, we cannot be certain how long it will take or how much additional costs we will incur before we can market this technology for these indications.

Net Income (Loss)

      For the year ended December 31, 2000, we had a net loss of $555,671 ($.07 per share) versus a net loss of $36,155 ($.00 per share) for the year ended December 31, 1999. This increase in the loss was due to both the decrease in revenues and increase in costs and expenses as described above.

Liquidity and Capital Resources

      At December 31, 2000, our balance sheet reflected cash of $1,032,563, working capital of $1,738,119 and a current ratio of 20.0 to 1. At our year end of December 31, 1999, the balance sheet reflected cash of only $19,145, working capital of $334,000 and a current ratio of 3.3 to 1. The primary reason for the positive increase in our liquidity was the completion of a private placement of common stock in September 2000, which resulted in net cash proceeds of approximately $1,900,000.

      We believe that our cash on hand and revenues we expect to generate from our business will be sufficient to fund our operations for at least the next 12 months. Further, we are not aware of any material trend, event or capital commitment that would potentially adversely affect liquidity.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by Item 7 are included in this report beginning on page F-1.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 21, 2001.

                                       EDG CAPITAL, INC.


                                       By /s/ Jack Schwartzberg
                                          --------------------------------------
                                              Jack Schwartzberg, Chief Executive
                                              Officer and President

                        - INDEX TO FINANCIAL STATEMENTS -

                                                                            Page
                                                                            ----

Consolidated Financial Statements of EDG Capital, Inc. and Subsidiary

Independent Auditors' Report - Successor Auditor                             F-2

Independent Auditors' Report - Predecessor Auditor                           F-3

Consolidated Financial Statements:

   Balance Sheets as of December 31, 2000 and 1999                           F-4

   Statements of Operations for the Two Years in the Period
     Ended December 31, 2000                                                 F-5

   Statements of Shareholders' Equity for the Two
     Years in the Period Ended December 31, 2000                             F-6

   Statements of Cash Flows for the Two Years in the Period
     Ended December 31, 2000                                                 F-7

Notes to Consolidated Financial Statements of EDG Capital, Inc.
    and Subsidiary                                                           F-8

Unaudited Financial Statements of Stanley E. Order, M.D., P.C.:

    Balance Sheets as of December 31, 2000 and 1999                         F-18

    Statements of Operations (and Deficit) for the Years Ended
      December 31, 2000 and 1999                                            F-19

    Statements of Cash Flows for the Years Ended
      December 31, 2000 and 1999                                            F-20

Notes to Unaudited Financial Statements of Stanley F. Order, M.D., P.C.     F-21

Independent Auditors' Report

To the Board of Directors and Shareholders
EDG Capital, Inc.
Garden City, New York

We have audited the accompanying consolidated balance sheet of EDG Capital, Inc. (a New York corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDG Capital, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the Unites States of America.


                                                LAZAR LEVINE & FELIX LLP

New York, New York
March 23, 2001

KURCIAS, JAFFE & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
EDG Capital, Inc.
Garden City, New York

                                                Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of EDG Capital, Inc., (a New York corporation) and subsidiary as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDG Capital, Inc. and subsidiary as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Great Neck, New York
August 11, 2000


                                              /s/ Kurcias, Jaffe & Company LLP
                                              Kurcias, Jaffe & Company LLP
                                              Certified Public Accountants

                        EDG CAPITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                   - ASSETS -

                                                        2000           1999
                                                     -----------  --------------
                                                                  (as restated -
                                                                    See Note 1)
CURRENT ASSETS:
   Cash                                              $ 1,032,563    $    19,145
   Fees receivable - net of allowance for
    doubtful accounts of $200,000 for
    2000 (Note 3a)                                       501,647        435,421
   Income tax refund receivable                           15,258             --
   Loans and advances (Note 3b)                          148,495            555
   Deferred tax asset (Note 8)                            36,550             --
   Prepaid expenses and other                             94,893         25,020
                                                     -----------    -----------

TOTAL CURRENT ASSETS                                   1,829,406        480,141
                                                     -----------    -----------

FIXED ASSETS - NET (Note 4)                               90,209          9,697
                                                     -----------    -----------

OTHER ASSETS:
   Intangible assets - net (Note 5)                       13,386          7,393
   Security deposits and other                             2,694          2,694
   Deferred tax asset (Note 8)                           104,787             --
                                                     -----------    -----------
                                                         120,867         10,087

                                                     $ 2,040,482    $   499,925
                                                     ===========    ===========

                     - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                  $    73,746    $    70,007
   Accrued expenses                                       17,541          4,134
   Deferred revenue (Note 3a)                                 --         72,000
                                                     -----------    -----------

TOTAL CURRENT LIABILITIES                                 91,287        146,141
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (Notes 6 and 7):
   Common stock, par value $.001; authorized
    50,000,000 shares; 11,052,232 and
    8,004,014 shares issued and outstanding
    in 2000 and 1999, respectively                        11,052          8,004
   Additional paid-in capital                          2,470,507        322,473
   Retained earnings (accumulated deficit)              (532,364)        23,307
                                                     -----------    -----------

                                                       1,949,195        353,784
                                                     -----------    -----------

                                                     $ 2,040,482    $   499,925
                                                     ===========    ===========

                             See accompanying notes.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                2000            1999
                                                            -----------     -----------
REVENUE:
  Management fees                                           $   884,249     $ 1,148,966
  License fees                                                  129,500          76,800
                                                            -----------     -----------
                                                              1,013,749       1,225,766
                                                            -----------     -----------

COSTS AND EXPENSES:
  Costs of revenues                                             418,947         493,409
  Research and development                                      791,336         611,190
  General and administrative expenses                           521,232         166,872
  Interest expense                                                3,030              --
  Interest and other income                                     (24,518)        (19,646)
                                                            -----------     -----------
                                                              1,710,027       1,251,825
                                                            -----------     -----------

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES       (696,278)        (26,059)

  Provision (credit) for income taxes (Note 8)                 (140,607)         10,096
                                                            -----------     -----------

NET INCOME (LOSS)                                           $  (555,671)    $   (36,155)
                                                            ===========     ===========

EARNINGS (LOSS) PER COMMON SHARE:

   Basic and fully diluted                                  $      (.07)    $       .00
                                                            ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                           8,451,616       7,440,005
                                                            ===========     ===========

                             See accompanying notes.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                               Additional                       Total
                                                   Common        Paid-In      Accumulated    Shareholders'
                                   Shares          Stock         Capital        Deficit         Equity
                                 -----------    -----------    -----------    -----------    -------------
Balance at December 31, 1998,
  as restated                      8,004,014    $     8,004    $   322,473    $    59,462     $   389,939

Net income for the year                   --             --             --        (36,155)        (36,155)
                                 -----------    -----------    -----------    -----------     -----------

Balance at December 31, 1999       8,004,014          8,004        322,473         23,307         353,784

Shares issued in private
  placements                       2,880,831          2,881      2,013,204             --       2,016,085

Compensatory shares                  167,387            167        134,830             --         134,997

Net loss for the year                     --             --             --       (555,671)       (555,671)
                                 -----------    -----------    -----------    -----------     -----------

Balance at December 31, 2000      11,052,232    $    11,052    $ 2,470,507    $  (532,364)    $ 1,949,195
                                 ===========    ===========    ===========    ===========     ===========

                             See accompanying notes.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000            1999
                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $  (555,671)    $   (36,155)
   Adjustments to reconcile net income (loss) to net cash
    flows from operating activities:
      Depreciation and amortization                               13,984          16,456
      Allowance for doubtful accounts                            200,000              --
      Compensatory shares                                        134,997              --
      Deferred taxes                                            (141,337)             --
   Changes in operating assets and liabilities:
      Fees receivable                                           (266,226)         56,184
      Prepaid expenses and other                                 (85,131)        (42,196)
      Loans and advances                                        (147,940)             --
      Accounts payable                                             3,739         (33,370)
      Accrued expenses                                            13,407             (43)
      Deferred revenue                                           (72,000)         72,000
                                                             -----------     -----------
      Net cash (used) provided by operating activities          (902,178)         32,876
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                       (93,940)        (11,715)
      Patent costs                                                (6,549)         (7,654)
                                                             -----------     -----------
      Net cash (used) by investing activities                   (100,489)        (19,369)
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from sale of common shares                  2,016,085              --
                                                             -----------     -----------
      Net cash provided by financing activities                2,016,085              --
                                                             -----------     -----------

NET INCREASE IN CASH                                           1,013,418          13,507

CASH, BEGINNING OF YEAR                                           19,145           5,638
                                                             -----------     -----------

CASH, END OF YEAR                                            $ 1,032,563     $    19,145
                                                             ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid                                          $     3,030     $        --
      Income taxes paid                                            3,901          26,079

                             See accompanying notes.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - DESCRIPTION OF BUSINESS:

            EDG Capital, Inc., (the Company) was incorporated in the State of New York on August 13, 1990; and was considered a development stage company until September 2000. On September 13, 2000, the Company merged with Isotope Solutions, Inc., ("ISI") a New York Corporation formerly known as Molecular Radiation Management, Inc. Subject to shareholder approval, the Company intends to amend its certificate of incorporation to change its name to "Isotope Solutions Group, Inc."

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

            The merger was accounted for and retroactively restated as a recapitalization rather than a business combination and accordingly, no goodwill has been recognized in this transaction. Historical information presented herein, for periods prior to the merger, have been restated to reflect only the operations of ISI, the operating company and the new reporting entity. The Company has also adopted the fiscal year end of ISI which is December 31. EDG Capital, Inc., the former reporting company, had no operation prior to the recapitalization.

            ISI is a biopharmaceutical company that began operations in 1998 as a medical group management company. Although most of its revenues are still derived from our medical group management operations, today ISI is focused primarily on the development of nuclear pharmaceutical technologies for therapeutic use in the treatment of various cancers. With the help of the medical groups it manages ISI is developing two anti-cancer nuclear pharmaceutical technologies for which is owns the U.S. patent rights: radioactive cisplatin (195M cisplatin), a radioactive variation of a commonly used chemotherapy drug, and colloidal P32 macro-aggregated albumin (MAA), a nuclear-isotope use and delivery system. Pursuant to long-term contracts with these unrelated medical groups ("Practice Management Services Agreements"), ISI provides them with business, financial and marketing support while they conduct research and treat patients using ISI's technologies and traditional cancer treatment techniques. ISI charges the medical groups administrative fees for its services and license fees for the use of its nuclear pharmaceutical technologies in their practices. ISI owns all right, title and interest to any and all improvements to the nuclear pharmaceutical technologies that derive from the medical group's research.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      (a)   Principles of Consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Isotope Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

            The Practice Management Services Agreements (the "Agreements") entered into by ISI and the medical groups it manages are typically for a 30-year term and can be terminated by ISI for cause. ISI provides a comprehensive range of non-medical services but does not have the authority over (i) the medical groups' scope of services provided; (ii) patient acceptance policies; (iii) approval of operating and capital budgets and (iv) decisions relating to the compensation of the groups' licensed medical professionals and the selection and hiring of such professionals.

            Accordingly, under the guidance of Emerging Issues Task Force 97-2 (EITF 97-2), the Company does not consolidate the financial statements of the medical groups with its own since under the terms of the Agreements, ISI did not and will not obtain a controlling financial interest in such groups.

      (b)   Estimates and Assumptions:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (c)   Financial Instruments:

            The carrying amount of the Company's financial instruments, which include cash equivalents, fees receivable, loans and advances and accounts payable, approximates their fair value at December 31, 2000 and 1999.

      (d)   Concentration of Credit Risk:

            Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and fees receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. With respect to fees receivable, the Company limits its credit risk by performing ongoing credit evaluations and, has a security interest in the accounts receivable of the medical groups it manages. Management does not believe significant risk exists in connection with the Company's concentrations of credit at December 31, 2000, and does not believe that an allowance for doubtful accounts is warranted at this time.

      (e)   Cash and Cash Equivalents:

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      (f)   Fixed Assets and Depreciation:

            Fixed assets are recorded at cost. Depreciation of the Company's fixed assets is computed using the straight-line and modified accelerated method. Amortization of leasehold improvements is provided using the straight-line method over the term of the related lease or the life of the respective asset, whichever is shorter. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of net income.

            The average estimated useful lives are as follows:

                                                      Years
                                                      -----
              Computer and telephone equipment        5 - 7
              Medical equipment                           5
              Furniture and fixtures                      7

      (g)   Intangible Assets:

            Intangible assets are comprised of patents and intellectual property. All intangible property is amortized by the straight line method, over their remaining useful lives, ranging from 9 to 19 years. Intangibles are periodically reviewed to assess recoverability from future operations using undiscounted cash flows in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

      (h)   Stock-Based Compensation:

            The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      (i)   Income Taxes:

            The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

      (j)   Revenue Recognition:

            The Company has entered into various agreements to provide full business support to various unrelated medical groups (See Note 1). The services the Company is to provide include, but are not limited to, treatment and laboratory space, furnishings and equipment, medical supplies and medicines, clerical and other non-medical services and staff, managerial and administrative services, consulting, and billing and collection. Revenues generated from such services are recognized as such services are provided. In addition, the Company also licenses several patents to these medical groups for treating solid tumor cancer for which a monthly license fee is charged.

            The Company believes that they currently comply with the criteria included in SAB No. 101 (See Note 2n below).

      (k)   Marketing and Business Promotion:

            The Company expenses all marketing and business promotion expenditures as incurred. The Company incurred $76,209 and $79,703 in marketing and business promotion costs during 2000 and 1999, respectively.

      (l)   Research and Development Expenses:

            Research and development costs are charged to expense when incurred and aggregated $791,336 and $611,190 for 2000 and 1999, respectively. Expenses directly related to research and development activities include the purchase of nuclear products (isotopes) and consulting fees incurred in the development of the Company's technologies. The Company also allocates certain overhead costs to research and development such as: (a) officers' salaries based on administrative time spent towards such activities; (b) rent based on space deemed utilized for such purposes and (c) transportation costs for patients participating in clinical trials.

      (m)   Earnings (Loss) per Common Share:

            Earnings per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

      (n)   New Accounting Standards:

            Accounting standards adopted during 1999 include SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." To date, the adoption of these standards had no effect on the Company's consolidated results of operations, financial position, or cash flows.

            SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which is defined as all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. The standard requires reporting certain transactions that result in a change in shareholders' equity to be included in other comprehensive income and displayed as a separate component in the consolidated statement of shareholders' equity.

            SFAS No. 131 establishes new standards for determining operating segments and disclosure requirements for those segments, products, geographic areas, and major customers.

            The Company also adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs related to developing or obtaining internal use software should be capitalized. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

            In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2001. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principles at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting Changes". The Company does not believe that the adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

            In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

            SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises the disclosure requirements related to pension and other postretirement benefits. The new standard does not change the measurement or accounting recognition for such plans. The Company does not currently provide any such benefits.

            New accounting standards issued include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. SFAS No. 133 will become effective for the Company beginning in the first quarter of fiscal year 2001. The Company has not determined the effect of this new standard; however, due to the Company's limited use of derivatives, the impact is not expected to be material.

      (o)   Reclassifications:

            Certain items on the financial statements for the 1999 year have been reclassified to conform to the current year's presentation.

NOTE 3 - FEES RECEIVABLE/LOANS AND ADVANCES:

      (a)   Fees Receivable:

            As of December 31, 2000, fees receivable consisted of management fees and license fees due from three medical groups managed by the Company. As of December 31, 1999, fees receivable were due from one group which was the Company's only client during that year.

      (b)   Loans and Advances:

            The Company periodically makes working capital advances to the three medical groups it currently manages. Such advances bear interest at an annual rate of 8%. Interest earned for 2000 aggregated $1,680 and is included in the balance receivable as of December 31, 2000 of $148,495.

NOTE 4 - FIXED ASSETS:

            Fixed assets consisted of the following as of December 31, 2000 and 1999.

                                                         2000        1999
                                                       --------    --------
                Computer and telephone equipment       $ 85,683    $ 55,161
                Medical equipment                         5,229          --
                Furniture and fixtures                   21,052      12,685
                Leasehold improvements                   49,822          --
                                                       --------    --------
                                                        161,786      67,846
                Less:  accumulated depreciation and
                  amortization                           71,577      58,149
                                                       --------    --------
                                                       $ 90,209    $  9,697
                                                       ========    ========

            Depreciation and amortization amounted to $13,428 and $16,195 for 2000 and 1999, respectively.

NOTE 5 - INTANGIBLE ASSETS - PATENTS:

            The Company owns all rights to three patents which were assigned to ISI. Fees associated with establishing, filing and re-registering these patents have been capitalized and are being amortized over their remaining useful lives ranging from 9 to 19 years. Amortization for the years ended 2000 and 1999 aggregated $556 and $261, respectively.

NOTE 6 - SHAREHOLDERS' EQUITY:

            The Company's authorized capital consists of 50,000,000 shares of common stock, $.001 par value per share.

            As discussed in Note 1, the Company issued an aggregate of 7,440,005 shares of its common stock to the former shareholders of ISI in exchange for their shares of ISI's capital stock, in a merger transaction accounted for retroactively as a recapitalization. Simultaneously with this recapitalization, the Company effected a 2.57315-for-one stock split in the form of a stock dividend.

            All share and per share amounts have been restated to reflect the stock split and recapitalization for all periods presented.

            In May 2000, the Company issued 154,389 shares of its common stock for net proceeds of $15,000 in a private placement.

            In September 2000, the Company completed the sale of 2,603,845 (post-split) shares of its common stock at a per share price of $.8065, realizing net proceeds of $1,826,085. The Company also issued 104,000 shares of its common stock to two finders of the acquisition (see Note 1) which shares were valued in the aggregate at $83,876.

            In November 2000, the Company issued 63,387 shares of common stock in lieu of payment of legal fees aggregating $51,121.

            In December 2000, the Company completed the sale of 216,987 shares of its common stock in a private offering and realized net proceeds of $175,000.

NOTE 7 - STOCK OPTION PLAN:

            In September 2000, the Company adopted the EDG Capital, Inc. 2000 Long-Term Incentive Plan (the "Plan") which is subject to shareholder approval. The Plan, which expires on December 31, 2010, authorizes the grant of individual incentive stock options or non-qualified options to purchase shares of the Company's common stock. The maximum number of shares that may be issued under the Plan is 1,247,983. As of December 31, 2000, the Company had issued options to purchase an aggregate of 673,000 shares of common stock under the Plan.

            Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000; risk-free interest rate of 6.02%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .13, and a weighted-average expected life of the option of 2 1/2 years.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           2000
                                                        ----------
            Pro forma net income                        $(480,171)
            Pro forma earnings per common share:
               Basic                                         (.06)
               Diluted                                       (.06)


            A summary of the Company's stock option activity, and related information for the year ended December 31 follows:

                                                                2000
                                                         ---------------------
                                                                     Weighted-
                                                                      Average
                                                         Options     Exercise
                                                          (000)        Price
                                                        ---------    ---------
            Outstanding at the beginning of the year           --    $      --
            Granted                                       673,000        .8065
            Exercised                                          --           --
                                                        ---------
            Outstanding at the end of the year            673,000        .8065
                                                        =========
            Exercisable at the end of the year                 --
                                                        =========

            Weighted-average fair value of options
              granted during the year                   $     .52
                                                        =========

            The weighted-average remaining contractual life of these options is 3 years.

NOTE 8 - INCOME TAXES:

            The provision for income taxes is composed of the following:

                                 2000          1999
                              ---------     ---------
                 Current:
                   Federal    $      --     $   5,796
                   State             --         4,300

                 Deferred:
                   Federal     (110,236)           --
                   State        (30,371)           --
                              ---------     ---------
                              $(140,607)    $  10,096
                              =========     =========

            At December 31, 2000, the Company has net operating loss carryforwards (NOLs) of $568,000 for income tax purposes that expire in years beginning 2020 and accordingly has a deferred tax asset of $246,337. Realization of the asset is dependent on generating sufficient taxable income in future periods to utilize the NOL. Management believes that it is more likely than not that a portion of the deferred tax asset will be realized and has therefore only established a valuation allowance of $105,000, as of December 31, 2000.

            The components of deferred income taxes are as follows:

                                                   2000          1999
                                                ---------     ---------
            Net operating loss carryforward     $ 246,337     $      --
            Less: valuation allowance            (105,000)           --
                                                ---------     ---------
                                                $ 141,337     $      --
                                                =========     =========

            The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of accounting changes is:

                                                              2000       1999
                                                             ------     ------
            Tax at U.S. statutory rates                      (34.00)%    34.00%
            State  income  taxes net of federal tax benefit   (5.91)      6.18
            Other - net                                       15.17     (18.20)
                                                             ------     ------
                                                              24.74%     21.98%
                                                             ======     ======

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

      (a)   Office Lease:

            In September 2000, the Company entered into a lease for office space which lease expires on April 30, 2003. This lease provides for an annual rent of $56,100.

      (b)   License Fee:

            The Company pays a monthly licensing fee of $25,000 to an unrelated entity for the use of its equipment, office space and technical support staff. This fee is subject to annual review.

      (c)   Employment Agreements:

            Effective September 8, 2000, the Company entered into an employment agreement with its President/Chief Executive Officer. This agreement, which expires on September 7, 2003, includes provisions for automatic extensions, causes for terminations and non-compete provisions. The agreement provides for an annual salary of $200,000, performance bonuses as determined by the board of directors, the grant of options to purchase 175,000 shares of the Company's common stock and certain other perquisites and benefits.

            Effective September 8, 2000, the Company also entered into an employment agreement with its Vice President/Chief Operating Officer. This agreement, which expires on September 7, 2003, includes provisions for automatic extensions, causes for termination and non-compete provisions. The agreement provides for an annual salary of $125,000, performance bonuses as determined by the board of directors, the grant of options to purchase 100,000 shares of the Company's common stock and certain other perquisites and benefits.

      (d)   Government Regulations:

            The Company is subject to significant governmental regulations since in the United States the Food and Drug Administration ("FDA") must approve a pharmaceutical product before it can be sold. Clinical testing and the FDA approval process for a new product usually lasts several years and involves substantial financial and other resources.

NOTE 10 -   ECONOMIC DEPENDENCY:

            The Company, for 2000 and 1999, purchased raw materials for its nuclear pharmaceuticals primarily from two suppliers. Purchases for 2000 and 1999 approximated $118,130 and $19,745, respectively.

                          STANLEY E. ORDER, M.D., P.C.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

ASSETS                                           2000         1999
                                                 ----         ----
Current Assets:
 Cash                                         $  17,628     $ 13,706
 Prepaid licensing fees                              --       72,000
 Accounts receivable, net                       182,654      400,512
 Other current assets                            65,705       31,396
                                              ----------------------

Current Assets / Total Assets                 $ 265,987     $517,614
                                              ======================

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY)
EQUITY
Current Liabilities:
 Accounts payable                             $  61,460     $ 33,497
 Management/licensing fee payable - I.S.I       486,677      435,421
 Other current liabilities                          529          582
                                              ----------------------

Current Liabilities                             548,666      469,500
                                              ----------------------

Long - Term Liabilities:
 Working capital advances - I.S.I                55,169
 Other long - term liabilities                    8,360
                                              ----------------------

Total Long - Term Liabilities                    63,529
                                              ----------------------

Total Liabilities                               612,195      469,500
                                              ----------------------

Stockholder's (Deficiency) Equity:
 Common stock                                       100          100
 (Deficit) Retained earnings                   (346,308)      48,014
                                              ----------------------

Stockholder's (Deficiency) Equity              (346,208)      48,014
                                              ----------------------

Total Liabilities and Stockholder's
(Deficiency) Equity                           $ 265,987     $517,614
                                              ======================

                          STANLEY E. ORDER, M.D., P.C.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                  2000            1999
                                                  ----            ----

Fee revenue                                   $   945,037     $ 1,980,725
                                              ---------------------------

Operating expenses:
 Doctors' compensation                            430,000         550,000
 Management/licensing fee - I.S.I                 794,444       1,225,766
 Insurance                                         48,191          46,276
 Other operating expenses                          66,444          87,159
                                              ---------------------------

Total Operating Expenses                        1,339,079       1,909,201
                                              ---------------------------

Operating (Loss) Income                          (394,042)         71,524

Provision for state income taxes                     (280)           (380)
                                              ---------------------------

Net (Loss) Income                                (394,322)         71,144

Retained earnings (Deficit) - Beginning of
 year                                              48,014         (23,130)
                                              ---------------------------

(Deficit) Retained earnings - End of year     $  (346,308)    $    48,014
                                              ===========================

                          STANLEY E. ORDER, M.D., P.C.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                            2000        1999
                                                            ----        ----
Cash flows provided (used) by operating
 activities:
Net (loss)                                               $(394,322)   $  71,144
                                                         ----------------------
Adjustments to reconcile net (loss) to net
 cash (used) by operating activities:
(Increase) decrease in:
 Accounts receivable                                       217,858       16,875
Prepaid licensing fee                                       72,000      (72,000)
 Other current assets                                      (34,309)      (2,735)
Increase (decrease) in:
 Accounts payable                                           27,963       10,054
 Management/licensing fee payable - I.S.I                   51,256      (56,184)
 Other current liabilities                                     (53)        (223)
 Other long - term liabilities                               8,360           --
                                                         ----------------------

Total adjustments                                          343,075     (104,213)
                                                         ----------------------

Cash flows (used) by operating activities                  (51,247)     (33,069)
                                                         ----------------------

Cash flows provided by financing activities:
Proceeds from working capital advances                      55,169           --
Proceeds from the issuance of common stock                      --          100
                                                         ----------------------

Cash flows provided by financing activities                 55,169          100
                                                         ----------------------

Net increase (decrease) in cash and
  equivalents                                                3,922      (32,969)

Cash and equivalents - Beginning of year                    13,706       46,675
                                                         ----------------------

Cash and equivalents - End of year                       $  17,628    $  13,706
                                                         ======================

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense                                         $   1,281    $     803
Income taxes                                             $     380    $     380

                          STANLEY E. ORDER, M.D., P.C.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

            Stanley E. Order, M.D., P.C., doing business as the Center for Molecular Medicine ("the Company"), was incorporated in New York on May 8, 1997. The Company specializes in radiation oncology research and treatment. Radiation oncology is the treatment of tumors through radiation. The Company employs two physicians, Stanley E. Order, M.D., Sc.D, F.A.C.R. and Wayne S. Court, Ph.D., M.D. From the time of its incorporation through December 1, 1997, the Company had no operations. The Company commenced operations in December 1997, when it entered into an exclusive, full service, thirty year management/licensing agreement ("the agreement") with Isotope Solutions, Inc. ("ISI") formerly known as Molecular Radiation Management Inc. (Reference is made to the note regarding the management/licensing agreement with ISI).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         MATTERS

            Use of estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Fair value of financial instruments

            Statement of Financial Accounting Standards No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107) requires disclosure of the estimated fair values of financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in a forced liquidation. The carrying amount of the Company's financial instruments, which include cash, accounts receivable, accounts payable, management fees payable and working capital advances payable, approximates their fair value as of December 31, 2000 and 1999.

            Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgement regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

                          STANLEY E. ORDER, M.D., P.C.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         MATTERS (Continued)

            Concentration of credit risk

            The Company maintains a bank account at a high quality bank. At various times during the year, the Company's cash in bank balances may exceed the federally insured limits of $100,000. The Company has not incurred any losses on this account. Management believes it is not exposed to any significant credit risk regarding the bank account.

            Cash and cash equivalents

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

            Allowance for doubtful accounts

            The Company based the allowance for doubtful accounts on five percent (5%) of uncollected receivables as of December 31, 2000 and 1999. Management believes that this is a reasonable estimate of doubtful accounts.

            Income taxes

            The Company has available at December 31, 2000, unused operating loss carryforwards of $324,340 that may be applied against future taxable income. This unused operating loss carryforward will expire in the years 2018 through 2020, with the majority of the loss carryforward expiring in the year 2020. The Company has not recorded a deferred tax asset since utilization of such a deferred tax asset is dependent on future taxable profits and it is unknown at the present time when future taxable profits will be realized.

            The components of the provision for Federal and state income taxes for the year ended December 31, 2000 and 1999, is as follows:

                                                  2000          1999
                                               ---------     ---------
            Federal income taxes               $      --     $      --
            State income taxes                       280     $     380
                                               ---------     ---------
                       Total                   $     280     $     380
                                               =========     =========

            State income taxes are comprised of minimum New York State income taxes for which the Company is subject to.

                          STANLEY E. ORDER, M.D., P.C.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         MATTERS (Continued)

            Revenue recognition

            The Company earns fees from evaluating and treating cancer patients. Revenues generated from such services are recognized as such services are provided.

            New accounting standards

            Accounting standards adopted during 1999 include SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131: Disclosures about Segments of an Enterprise and Related Information." To date, the adoption of these standards has had no effect on the Company's results of operations, financial position, or cash flows.

            SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which is defined as all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The standard requires reporting certain transactions that result in a change in stockholders' equity to be included in other comprehensive income and displayed as a separate component in the statement of stockholders' equity.

            SFAS No. 131 establishes new standards for determining operating segments and disclosure requirements for those segments, products, geographic areas, and major customers.

            In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

            SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises the disclosure requirements related to pension and other postretirement benefits. The new standard does not change the measurement or accounting recognition for such plans. The Company does not currently provide any such benefits.

            New accounting standards issued include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to

                          STANLEY E. ORDER, M.D., P.C.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         MATTERS (Continued)

            be recognized in current earnings unless specific hedge criteria are met. SFAS No. 133 will become effective for the Company beginning in the first quarter of fiscal year 2001. The Company has not determined the effect of this new standard, however, due to the Company's limited use of derivatives, the impact is not expected to be material.

NOTE 3 - COMITTMENTS AND CONTINGENCIES

            Management/licensing agreement - Isotope Solutions, Inc.

            On December 1, 1997, the Company entered into an exclusive, full service thirty-year management/licensing agreement with Isotope Solutions, Inc. ("ISI"), expiring on November 30, 2027. Pursuant to the agreement, ISI provides the Company with a fully equipped and furnished research laboratory and treatment space and all necessary supplies, including the components of nuclear pharmaceuticals. ISI also provides the Company with all clerical personnel and other non-medical personnel sufficient to manage the Company's practice and research activities. Under the agreement, ISI also licenses to the Company the methods for treating solid tumor cancers covered by ISI patents. In addition, ISI also provides the group with a range of consulting and practice management services, including billing and collection.

            Per the agreement, the Company is obligated to continue its research relating to ISI's nuclear pharmaceuticals technologies and ISI owns all right, title and interest in and to any and all improvements to the nuclear pharmaceutical technologies that derive from the Company's research.

            The management/license agreement provides that the Company will pay license fees on a monthly basis and management fees on a weekly and monthly basis. The weekly management fee covers consulting, billing and collection services and medical supplies. The monthly management fee covers treatment and laboratory space, furnishings and equipment, clerical services and staff and managerial and administrative services. The billing and collection services portion of the weekly management fee is based upon a percentage of the medical group's billings. The consulting and medical supplies portions of the weekly management fee are each equal to ISI's actual costs plus a percentage of such costs as a markup. The weekly fee markup and the monthly license and management fees are set each year in advance by mutual agreement of the parties. Fees under the agreement totaled $794,444 and $1,225,766 for the years ended December 31, 2000 and 1999, respectively. The fees include $72,000 and $76,800 of license fees for the years ended December 31, 2000 and 1999, respectively.

                          STANLEY E. ORDER, M.D., P.C.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 3 - COMITTMENTS AND CONTINGENCIES (Continued)

            Pursuant to the agreement, ISI maintains a security interest in all of the Company's accounts receivable.

            Either party due to a non-compliance of terms may terminate the agreement under the agreement. However, the agreement contains certain non-competition and restrictive covenants against the Company, if the agreement is terminated, regardless of any reason.

            The agreement also allows ISI to purchase the Company for $100 if it should ever become lawful for ISI to acquire and operate the Company.

            The agreement also outlines terms for any working capital advances made to the Company. (Reference is made to the note regarding working capital advances).

            Stanley E. Order, M.D. - physician's employment contract

            On January 1, 1998, the P.C. entered into a three year employment agreement, expiring on December 31, 2000, with its sole stockholder and president, Stanley E. Order, M.D. This agreement was amended and modified on January 1, 2000, and expires on December 31, 2003.

            The original agreement provided for an annual salary of $300,000 to be paid to Dr. Order. Subsequently, beginning January 1, 2000, the agreement was modified to an annual salary of $180,000 based on a three-day work week. Dr. Order had been working four days a week through December 31, 1999. In addition, Dr. Order received a $100,000 signing bonus. Moreover, per the agreement, the P.C. is to maintain, for the benefit of Dr. Order, medical malpractice insurance coverage under primary and excess policies with respect to all patients seen on behalf of the practice, with coverage of at least $1 million per event and $3 million in the aggregate. Present coverage is $5 million per event and $7 million in the aggregate. Other compensation that the P.C. is to provide to Dr. Order, under the agreement, includes various employee benefits.

            In exchange for the above compensation package, Dr. Order is to conduct research in the field of oncological radiology and to care for and treat patients of the practice. Dr. Order is to work on a full time basis of three days per week.

            The agreement also contains certain covenants for Dr. Order not to compete for a period of one year to be applied after either the expiration or termination of the agreement. In addition, this contract may be terminated by either party, prior to its expiration, for reasonable cause such as the loss of the physician's license by Dr. Order.

                          STANLEY E. ORDER, M.D., P.C.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

            NOTE 3 - COMITTMENTS AND CONTINGENCIES (Continued)

            Wayne S. Court, M.D. - physician's employment contract

            On July 15, 1998, the P.C. entered into a one-year employment agreement, which expired on July 14, 1999, with Wayne S. Court, M.D. This agreement has similar terms to Dr. Order's employment agreement with the P.C. (reference is made to the note regarding Physician's employment agreement with Dr. Stanley E. Order, M.D.). However, this agreement provides for an annual salary of $250,000 to be paid to Dr. Court. In addition, the agreement provides for an annual bonus of up to $150,000 to be paid to Dr. Court. The bonus is to be determined annually by the Board of Directors. Furthermore, Dr. Court is to be employed on a full time basis of five days per week. Present malpractice insurance coverage on Dr. Court is $1 million per event and $3 million in the aggregate. This contract is currently on a month to month basis and has yet to be formally renewed.

            Government Regulations

            The Company is subject to significant governmental regulations since in the United States the Food and Drug Administration ("FDA") must approve a pharmaceutical product before it can be sold. Clinical testing and the FDA approval process for a new product usually lasts several years and involves substantial financial and other resources.

NOTE 4 - WORKING CAPITAL ADVANCES

            The Company periodically receives working capital advances from ISI. Such advances bear interest at an annual rate of 8%. Interest on these loans was $169 and $-0- for the years ended December 31, 2000 and 1999, respectively. Working capital advances payable was $55,169 and $-0- for the years ended December 31, 2000 and 1999, respectively.