Form 10QSB
period 2001-03-31
EDG CAPITAL INC
filed 2001-05-21
CIK 869709

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period-ended March 31, 2001

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                       Commission File Number 33-37674-NY

                                EDG CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

               New York                                        11-3023098
 ---------------------------------------                   -------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

   700 Stewart Avenue, Garden City, NY                            11530
 ---------------------------------------                   -------------------
 (Address of principal executive offices)                       (Zip Code)

                                 (516) 222-7749
                          ----------------------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The number of shares of the issuer's common stock, par value $.001 per share, outstanding on May 17, 2001 was 11,052,232 shares.

                                EDG CAPITAL, INC.

                                    - INDEX -

                                                                         Page(s)
                                                                         -------
PART I.  Financial Information:

Item 1. Condensed Consolidated Financial Statements of EDG Capital, Inc. and Subsidiary:

         Condensed Consolidated Balance Sheets - March 31, 2001
         (Unaudited) and December 31, 2000                                  3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months Ended March 31, 2001 and 2000                         4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended March 31, 2001 and 2000                         5

         Notes to Condensed Consolidated Financial Statements of
         EDG Capital, Inc. and Subsidiary (Unaudited)                      6-7

         Condensed Financial Statements of Stanley E. Order, M.D., P.C.

         Condensed Balance Sheets as of March 31, 2001 and December 31,
         2000 (Unaudited)                                                   8

         Condensed Statements of Operations and (Deficit) for the
         Three Months Ended March 31, 2001 and 2000 (Unaudited)             9

         Condensed Statements of Cash Flows for the Three Months Ended
         March 31, 2001 and 2000 (Unaudited)                               10

         Notes to Condensed Unaudited Financial Statements of
         Stanley E. Order, M.D., P.C. (Unaudited)                          11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12-17

PART II. Other Information                                                 18

SIGNATURES                                                                 19

                          PART I. Financial Information

Item 1. Financial Statements

                        EDG CAPITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                March 31,      December 31,
                                                                   2001            2000
                                                               ------------    ------------
                                                               (Unaudited)
CURRENT ASSETS:
   Cash                                                        $    516,776    $  1,032,563
   Fees receivable, net of allowance for doubtful accounts
    of $230,000 and $200,000 for 2001 and 2000, respectively        744,546         501,647
   Loans and advances                                               214,411         148,495
   Deferred tax asset                                                10,550          36,550
   Prepaid expenses and other                                        93,025         110,151
                                                               ------------    ------------

TOTAL CURRENT ASSETS                                              1,579,308       1,829,406
                                                               ------------    ------------

PROPERTY AND EQUIPMENT - NET                                         84,980          90,209
                                                               ------------    ------------

OTHER ASSETS:
   Intangible assets - net                                           13,160          13,386
   Security deposits and other                                        2,694           2,694
   Deferred tax asset                                               130,787         104,787
                                                               ------------    ------------
                                                                    146,641         120,867
                                                               ------------    ------------

                                                               $  1,810,929    $  2,040,482
                                                               ============    ============

                             - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                            $    235,201    $     73,746
   Accrued expenses                                                  22,351          17,541
                                                               ------------    ------------

TOTAL CURRENT LIABILITIES                                           257,552          91,287
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, par value $.001; authorized
    50,000,000 shares; 11,052,232 shares issued and
    outstanding in 2001 and 2000                                     11,052          11,052
   Additional paid-in capital                                     2,470,507       2,470,507
   Accumulated deficit                                             (928,182)       (532,364)
                                                               ------------    ------------

                                                                  1,553,377       1,949,195
                                                               ------------    ------------

                                                               $  1,810,929    $  2,040,482
                                                               ============    ============


            See notes to condensed consolidated financial statements.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended
                                                  March 31
                                        ----------------------------
                                            2001            2000
                                        ------------    ------------
REVENUE:
  Management fees                       $    265,999    $    279,707
  License fees                                23,700          21,600
                                        ------------    ------------
                                             289,699         301,307
                                        ------------    ------------

COSTS AND EXPENSES:
  Costs of revenues                          144,046          82,404
  Research and development                   291,860         189,745
  General and administrative expenses        265,638          48,445
  Interest and other income                  (16,027)         (1,136)
                                        ------------    ------------
                                             685,517         319,458
                                        ------------    ------------

LOSS BEFORE PROVISION
  (CREDIT) FOR INCOME TAXES                 (395,818)        (18,151)

  Provision (credit) for income taxes             --              --
                                        ------------    ------------

NET LOSS                                $   (395,818)   $    (18,151)
                                        ============    ============

LOSS PER COMMON SHARE:

   Basic and fully diluted              $       (.04)   $         --
                                        ------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING       11,052,232       7,440,005
                                        ============    ============

            See notes to condensed consolidated financial statements.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                       2001           2000
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $  (395,818)   $   (18,151)
   Adjustments to reconcile net loss to net cash  flows from
    operating activities:
      Depreciation and amortization                                      5,768          1,682
      Allowance for doubtful accounts                                   30,000             --
   Changes in operating assets and liabilities:
      Fees receivable                                                 (272,899)       (63,834)
      Prepaid expenses and other                                        17,126         (1,443)
      Accounts payable                                                 161,455         36,447
      Accrued expenses                                                   4,810         16,096
                                                                   -----------    -----------
       Net cash (used) by operating activities                        (449,558)       (29,203)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (313)        (6,470)
   Loans and advances                                                  (65,916)            --
   Patent costs                                                             --         (2,202)
                                                                   -----------    -----------
       Net cash (used) by investing activities                         (66,229)        (8,672)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from shareholders                                                  --         64,738
                                                                   -----------    -----------
       Net cash provided by financing activities                            --         64,738
                                                                   -----------    -----------

NET INCREASE IN CASH                                                  (515,787)        26,863

CASH, BEGINNING OF YEAR                                              1,032,563         15,519
                                                                   -----------    -----------

CASH, END OF PERIOD                                                $   516,776    $    42,382
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                   $        --    $        --
                                                                   ===========    ===========
   Income taxes paid                                               $       237    $        --
                                                                   ===========    ===========

            See notes to condensed consolidated financial statements.

                        EDG CAPITAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

            The merger was accounted for retroactively as a recapitalization rather than a business combination and accordingly, no goodwill has been recognized in this transaction. Historical information presented herein, for periods prior to the merger, reflects only the operations of ISI, the operating company and the new reporting entity. The Company has also adopted the fiscal year end of ISI, which is December 31. EDG Capital, Inc. the former reporting company, had no operations prior to the recapitalization.

            ISI is a biopharmaceutical company that began operations in 1998 as a medical group management company. Although most of its revenues are still derived from our medical group management operations, today ISI is focused primarily on the development of nuclear pharmaceutical technologies for therapeutic use in the treatment of various cancers. With the help of the medical groups it manages ISI is developing two anti-cancer nuclear pharmaceutical technologies for which it owns the U.S. patent rights: 195mPt-Cisplatin, or radioactive cisplatin, a radioactive variation of a commonly used chemotherapy drug, and colloidal P32 macro-aggregated albumin, a nuclear-isotope use and delivery system. Pursuant to long-term contracts with these unrelated medical groups, ISI provides them with business, financial and marketing support while they conduct research and treat patients using ISI's technologies and traditional cancer treatment techniques. ISI charges the medical groups administrative fees for its services and license fees for the use of its nuclear pharmaceutical technologies in their practices. ISI owns all right, title and interest to any and all improvements to the nuclear pharmaceutical technologies that derive from the medical group's research.

            The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals and adjustments)

                        EDG CAPITAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS (Continued):

            considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE 2 - INCOME (LOSS) PER COMMON SHARE:

            Basic income (loss) per common share is calculated by dividing net income (loss) for the period by the weighted average number of shares outstanding for each respective period in accordance with SFAS No. 128. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Due to losses in 2001 and 2000, such potentially dilutive securities are not included in the computation of diluted loss per share because the effect would be to reduce the loss per share.

            All per share and weighted average share amounts have been restated to reflect the stock split referred to in Note 1.

                          STANLEY E. ORDER, M.D., P.C.
                            CONDENSED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)


ASSETS                                     March 31, 2001    December 31, 2000
                                           --------------    -----------------
Current Assets:
 Cash                                         $   4,611           $  17,628
 Accounts receivable, net                       228,495             182,654
 Other current assets                            48,565              65,705
                                              -----------------------------

Current Assets / Total Assets                 $ 281,671           $ 265,987
                                              =============================

LIABILITIES AND STOCKHOLDER'S
(DEFICIENCY)
Current Liabilities:
  Accounts payable                            $  41,456           $  61,460
  Management/licensing fee payable -
  I.S.I                                         710,941             486,677
  Other current liabilities                       1,843                 529
                                              -----------------------------

Current Liabilities                             754,240             548,666
                                              -----------------------------

Long - Term Liabilities:
  Working capital advances - I.S.I               96,972              55,169

  Other long-term liabilities                        --               8,360
                                              -----------------------------

  Total long-term liabilities                        --              63,529
                                              -----------------------------

Total Liabilities                               851,212             612,195
                                              -----------------------------

Stockholder's (Deficiency):
  Common stock                                      100                 100
  (Deficit) Retained earnings                  (569,641)           (346,308)
                                              -----------------------------

Stockholder's (Deficiency)                     (569,541)           (346,308)
                                              -----------------------------

Total Liabilities and Stockholder's
(Deficiency)                                  $ 281,671           $ 265,987
                                              =============================

                          STANLEY E. ORDER, M.D., P.C.
                CONDENSED STATEMENTS OF OPERATIONS AND (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                        2001           2000
                                                        ----           ----

Fee revenue                                          $ 173,107      $ 477,487
                                                     ------------------------

Operating expenses:
 Doctors' compensation                                 107,500        107,500
 Management/licensing fee -- I.S.I                     224,264        301,185
 Insurance                                              18,771         10,471
 Other operating expenses                               45,836         29,665
                                                     ------------------------

Total Operating Expenses                               396,371        448,821
                                                     ------------------------

Operating (Loss) Income                               (223,264)        28,666

Provision for state income taxes                           (70)           (96)
                                                     ------------------------

Net (Loss) Income                                     (223,334)        28,570

(Deficit) Retained earnings - Beginning of
period                                                (346,307)        48,014
                                                     ------------------------

(Deficit) Retained earnings - End of period          $(569,641)     $  76,584
                                                     ========================

                          STANLEY E. ORDER, M.D., P.C.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                         2001            2000
                                                         ----            ----
Cash flows provided (used) by operating
activities:
Net (loss) Income                                     $(223,334)      $  28,570
                                                      -------------------------
Adjustments to reconcile net (loss) income to net
cash (used) provided by operating activities:
(Increase) decrease in:
 Accounts receivable                                    (45,841)        (89,415)
 Prepaid licensing fee                                       --          18,000
 Other current assets                                    17,140           8,191
Increase (decrease) in:
 Accounts payable                                       (20,004)        (11,743)
 Management/licensing fee payable - I.S.I               224,264          47,935
 Other current liabilities                                1,315           1,029
 Other long - term liabilities                           (8,360)             --
                                                      -------------------------

Total adjustments                                       168,514         (26,003)
                                                      -------------------------

Cash flows (used) provided by operating
activities                                              (54,820)          2,567
                                                      -------------------------

Cash flows provided by financing activities:
Proceeds from working capital advances                   56,803              --
Repayments of working capital advances                  (15,000)             --
                                                      -------------------------

Cash flows provided by financing activities              41,803              --
                                                      -------------------------

Net (decrease) increase in cash and
equivalents                                             (13,017)          2,567

Cash and equivalents - Beginning of period               17,628          13,706
                                                      -------------------------

Cash and equivalents - End of period                  $   4,611       $  16,273
                                                      =========================

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense                                      $   1,304       $     481
Income taxes                                          $     155       $     191

                          STANLEY E. ORDER, M.D., P.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DESCRIPTION OF BUSINESS

            Stanley E. Order, M.D., P.C., doing business as the Center for Molecular Medicine ("the Company"), was incorporated in New York on May 8, 1997. The Company specializes in radiation oncology research and treatment. Radiation oncology is the treatment of tumors through radiation. The Company employs two physicians, Stanley E. Order, M.D., Sc.D, F.A.C.R. and Wayne S. Court, Ph.D., M.D. From the time of its incorporation through December 1, 1997, the Company had no operations. The Company commenced operations in December 1997, when it entered into an exclusive, full service, thirty year management/licensing agreement (the "agreement") with Isotope Solutions, Inc. ("ISI") formerly known as Molecular Radiation Management Inc.

            The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Stanley E. Order, M.D., P.C., all adjustments (consisting of normal accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            INTRODUCTION

            EDG Capital, Inc. ("EDG") was incorporated in the State of New York on August 13, 1990; and was considered a development stage company until September 2000. On September 13, 2000, the Company acquired Isotope Solutions, Inc. ("ISI"), a New York corporation formerly known as Molecular Radiation Management, Inc. Subject to shareholder approval, EDG intends to amend its certificate of incorporation to change its name to Isotope Solutions Group, Inc.

            EDG holds 100 percent of the outstanding capital stock of ISI. We are a biopharmaceutical company that began operations in 1998 as a medical group management company. Although most of our revenues are still derived from our medical group management operations, today we are focused primarily on the development of nuclear pharmaceutical technologies for therapeutic use in the treatment of various cancers. With the help of the medical groups we manage, we are developing two anti-cancer nuclear pharmaceutical technologies for which we own the U.S. patent rights: 195mPt-Cisplatin, or radioactive cisplatin, a radioactive variation of a commonly used chemotherapy drug, and colloidal P32 macro-aggregated albumin, a nuclear-isotope use and delivery system. Pursuant to long-term contracts with the medical groups, we provide them with business, financial and marketing support while they conduct research and treat patients using our technologies and traditional cancer treatment techniques. We charge the medical groups administrative fees for our services and license fees for the use of our nuclear pharmaceutical technologies in their practices.

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

            The license fees we charge the medical groups are set each year in advance at a level that is intended to reflect the expected usage of the licensed technology by the medical group during the year. In December 1999, we determined that the license fee we charged Center for Molecular Medicine for 1999 should be adjusted downwards in view of the number of patients enrolled in the medical group's colloidal P32/MAA clinical studies during the year. On January 1, 2000, we waived all license fees for Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, for the year 2000 and agreed that the license fee paid for 1999 would cover 2000 as well. As a result, we effectively reduced the license fee for 1999 retroactively by 50%. In December 2000 we set the license fee to be paid by the Center for Molecular Medicine in 2001 at $60,000. We do not presently anticipate that we will waive any portion of the 2001 license fee.

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

            RESULTS OF OPERATIONS

            REVENUES:

            Revenues for the three months ended March 31, 2001, were approximately $290,000 as compared to approximately $301,000 for the corresponding period of the prior year. This decrease of $11,000, or 3.6%, was due to diminished revenue generated by the clinician research teams during this period. To date, patient accrual, and income derived from the treatment of those patients, has been dependent to a great extent, on a public relations effort, which resulted in extensive media exposure. Our revenues have fluctuated depending on the timing of media exposure. In 2001, we have embarked on a comprehensive advertising program to complement our existing public relations effort.

            COSTS AND EXPENSES:

            Costs of revenues increased by approximately $62,000 when comparing the three months ended March 31, 2001 to the three months ended March 31, 2000 as a result of an increase in medical supplies cost, which was primarily due to start-up, equipment and supply costs relating to ISI's new contract with New York Medical Oncology, PC d/b/a Center for Medical Oncology. Research and development increased from approximately $190,000 to approximately $292,000 when comparing the three-month periods ended March 31, 2000 to 2001. This increase of $102,000 is represented by an increase in medical supplies (isotopes), and costs incurred in generating media exposure and thereby increasing our patient accrual for our clinical research, as well as costs associated with the preparation of INDs for our nuclear pharmaceutical technologies. General and administrative expenses increased by approximately $217,000 when comparing the three months ended March 31, 2001 to the three months ended March 31, 2000. The primary reasons for this increase are an increase in professional fees associated with our status as a publicly held entity and costs incurred in the submission of a registration statement to the Securities and Exchange Commission.

            From 1997 through December 31, 2000, we incurred an aggregate of approximately $1,467,000 in research and development costs relating to our colloidal P32/MAA technology, and approximately $190,000 in research and development costs relating to our radioactive cisplatin technology. During the first quarter of 2001, we incurred approximately $184,000 of additional research and development costs relating to the colloidal P32/MAA technology and approximately $70,000 of additional research and development costs relating to the radioactive cisplatin technology.

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

            NET INCOME (LOSS):

            For the three month period-ended March 31, 2001, we had a net loss of $395,818 ($.04 per share). For the three month period-ended March 31, 2000, we had a net loss of $18,151 ($.00 per share). The increased loss in the year 2001 was due to the increase in costs and expenses described above.

            LIQUIDITY AND CAPITAL RESOURCES:

            At March 31, 2001, our balance sheet reflected cash of $516,776, working capital of $1,321,756 and a current ratio of approximately
            6.1 to 1. At our year end of December 31, 2000, the balance sheet reflected cash of $1,032,563, working capital of $1,738,119 and a current ratio of 20.0 to 1.

            We believe that our cash on hand and revenues we expect to generate from our business will be sufficient to fund operations for at least the next 12 months. However, we expect to file Investigational New Drug Applications with the FDA for the study of our radioactive cisplatin technology as soon as possible. Once we receive FDA approval to commence FDA clinical trials of this technology, we will begin to incur significant expenses in connection with the launch of the Phase I studies. We expect that these costs may exceed $2,000,000 during the first year of the studies. We are not aware of any other material trend, event or capital commitment that would potentially adversely affect liquidity.

            FORWARD-LOOKING STATEMENTS:

            The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, the risks described in Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2000, including our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business and our dependence on a few managed medical groups, as well as our ability to protect our intellectual property rights.

                           Part II. Other Information

Item 1. Legal Proceedings.

            In May 2001, we were advised by Dr. Stanley E. Order that Associates in Radiation Oncology, P.A. had contacted him by letter dated April 30, 2001 and claimed that it was entitled to 50% of all royalties or fees obtained by Dr. Order from one of the patents he assigned to us relating to our colloidal P32/MAA technology. At present, we are not aware that any litigation has been commenced in this matter. We believe that Associates in Radiation Oncology's claim is without merit and that we and Dr. Order have meritorious defenses to this claim. We intend to defend against this claim vigorously.

Item 2. Changes in Securities and Use of Proceeds

            During the three months ended March 31, 2001, we made the sales of unregistered securities described below:

            On January 15, 2001, we issued options to purchase 30,000 shares of common stock to Stanley F. Barshay, a director of EDG Capital, Inc., pursuant to the 2000 Long-Term Incentive Plan, at an exercise price of $0.8065 per share.

            On February 15, 2001, we issued options to purchase an aggregate of 15,000 shares of common stock to an employee and a consultant to EDG Capital, Inc., pursuant to the 2000 Long-Term Incentive Plan, at an exercise price of $3.50 per share.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            On February 15, 2001, we filed a Form 8-K regarding the issuance of a press release announcing that we are resuming clinical trials of colloidal P32 and macro-aggregated albumin (P32/MAA) in the treatment of brain cancer.

            On January 19, 2001, we filed a Form 8-K regarding the issuance of a press release announcing the filing of an Investigational New Drug application with the Food and Drug Administration to investigate the use of colloidal P32 and macro-aggregated albumin (P32/MAA) in the treatment of solid tumors.

            On January 17, 2001, we filed a Form 8-K regarding the resignation of Robert G. M. Keating, Maurice H. Kolodin and Gail Shields from our board of directors on January 5, 2001, January 5, 2001 and January 15, 2001, respectively, and the election to the board of directors of Stanley F. Barshay on January 15, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: May 21, 2001           By:/s/ Jack Schwartzberg
                                ----------------------------------
                                    Jack Schwartzberg, Chief
                                    Executive Officer and President


Date: May 21, 2001           By:/s/ Shraga D. Aranoff
                                ---------------------------------------
                                    Shraga D. Aranoff, Vice President
                                    and Treasurer (Principal Accounting Officer)