Form 10QSB/A
period 2001-03-31
EDG CAPITAL INC
filed 2001-08-08
CIK 869709

FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                       Commission File Number 33-37674-NY

                                EDG CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

            New York                                    11-3023098
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  700 Stewart Avenue, Garden City, NY                      11530
----------------------------------------     -----------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (516) 222-7749
                          ----------------------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The number of shares of the issuer's common stock, par value $.001 per share, outstanding on August 3, 2001 was 11,052,232 shares.

                                EDG CAPITAL, INC.

                                    - INDEX -

                                                                         Page(s)
                                                                         -------
PART I. Financial Information:

Item 1. Condensed Consolidated Financial Statements of EDG Capital, Inc. and Subsidiary:

        Condensed Consolidated Balance Sheets - March 31, 2001
        (Unaudited) and December 31, 2000                                    3

        Condensed Consolidated Statements of Operations (Unaudited) -
        Three Months Ended March 31, 2001 and 2000                           4

        Condensed Consolidated Statements of Cash Flows (Unaudited) -
        Three Months Ended March 31, 2001 and 2000                           5

        Notes to Condensed Consolidated Financial Statements of
        EDG Capital, Inc. and Subsidiary (Unaudited)                       6 - 8

        Condensed Financial Statements of Stanley E. Order, M.D., P.C

        Condensed Balance Sheets as of March 31, 2001 and December 31,
        2000 (Unaudited)                                                     9

        Condensed Statements of Operations and (Deficit) for the Three
        Months Ended March 31, 2001 and 2000 (Unaudited)                    10

        Condensed Statements of Cash Flows for the Three Months Ended
        March 31, 2001 and 2000 (Unaudited)                                 11

        Notes to Condensed Unaudited Financial Statements of
        Stanley E. Order, M.D., P.C. (Unaudited)                            12

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         13-20

PART II. Other Information                                                  21

SIGNATURES                                                                  23

Item 1. Financial Statements

                        EDG CAPITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -
                                                                   March 31,     December 31,
                                                                      2001           2000
                                                                 --------------  ------------
                                                                 (Unaudited, as  (as restated
                                                                    restated     - see Note 3)
                                                                 - see Note 3)
CURRENT ASSETS:
   Cash                                                           $   516,776    $ 1,032,563
   Fees receivable, net of allowance for doubtful accounts
    of $715,000 and $520,000 for 2001 and 2000, respectively          259,546        181,647
   Income tax refund receivable                                           984             --
   Loans and advances - net                                           154,411         98,495
   Deferred tax asset                                                  10,550         36,550
   Prepaid expenses and other                                          92,041        110,151
                                                                  -----------    -----------

TOTAL CURRENT ASSETS                                                1,034,308      1,459,406
                                                                  -----------    -----------

PROPERTY AND EQUIPMENT - NET                                           84,980         90,209
                                                                  -----------    -----------

OTHER ASSETS:
   Intangible assets - net                                             13,160         13,386
   Security deposits and other                                          2,694          2,694
   Deferred tax asset                                                 130,787        104,787
                                                                  -----------    -----------
                                                                      146,641        120,867
                                                                  -----------    -----------

                                                                  $ 1,265,929    $ 1,670,482
                                                                  ===========    ===========

                          - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                               $   235,201    $    73,746
   Accrued expenses                                                    22,351         17,541
                                                                  -----------    -----------

TOTAL CURRENT LIABILITIES                                             257,552         91,287
                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, par value $.001; authorized 50,000,000 shares;
    11,052,232 shares issued and outstanding in 2001 and 2000          11,052         11,052
   Additional paid-in capital                                       2,470,507      2,470,507
   Accumulated deficit                                             (1,473,182)      (902,364)
                                                                  -----------    -----------

                                                                    1,008,377      1,579,195
                                                                  -----------    -----------

                                                                  $ 1,265,929    $ 1,670,482
                                                                  ===========    ===========

           See notes to condensed consolidated financial statements.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                             March 31
                                                  -----------------------------
                                                      2001              2000
                                                  ------------      -----------
                                                  (as restated
                                                 - see Note 3)
REVENUE:
  Management fees                                 $    265,999      $   279,707
  License fees                                          23,700           21,600
                                                  ------------      -----------
                                                       289,699          301,307
                                                  ------------      -----------

COSTS AND EXPENSES:
  Costs of revenues                                    144,046           82,404
  Research and development                             265,638          189,745
  General and administrative expenses                  466,860           48,445
  Interest and other income                            (16,027)          (1,136)
                                                  ------------      -----------
                                                       860,517          319,458
                                                  ------------      -----------

LOSS BEFORE PROVISION
  (CREDIT) FOR INCOME TAXES                           (570,818)         (18,151)

  Provision (credit) for income taxes                       --               --
                                                  ------------      -----------

NET LOSS                                          $   (570,818)     $   (18,151)
                                                  ============      ===========

LOSS PER COMMON SHARE:

  Basic and fully diluted                         $       (.05)     $        --
                                                  ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 11,052,232        7,440,005
                                                  ============      ===========

           See notes to condensed consolidated financial statements.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                                 2001           2000
                                                             -----------    -----------
                                                             (as restated
                                                             - see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (570,818)   $   (18,151)
  Adjustments to reconcile net loss to net cash flows from
     operating activities:
     Depreciation and amortization                                 5,768          1,682
     Allowance for doubtful accounts                             205,000             --
  Changes in operating assets and liabilities:
     Fees receivable                                            (272,899)       (63,834)
     Prepaid expenses and other                                   17,126         (1,443)
     Accounts payable                                            161,455         36,447
     Accrued expenses                                              4,810         16,096
                                                             -----------    -----------
       Net cash (used) by operating activities                  (449,558)       (29,203)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (313)        (6,470)
  Loans and advances                                             (65,916)            --
  Patent costs                                                        --         (2,202)
                                                             -----------    -----------
       Net cash (used) by investing activities                   (66,229)        (8,672)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from shareholders                                             --         64,738
                                                             -----------    -----------
       Net cash provided by financing activities                      --         64,738
                                                             -----------    -----------

NET INCREASE IN CASH                                            (515,787)        26,863

CASH, BEGINNING OF YEAR                                        1,032,563         15,519
                                                             -----------    -----------

CASH, END OF PERIOD                                          $   516,776    $    42,382
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                              $        --    $        --
                                                             ===========    ===========
  Income taxes paid                                          $       237    $        --
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

            The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB (see Note 3 re: Restatements). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals and adjustments)

                        EDG CAPITAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS (Continued):

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

NOTE 3 - RESTATEMENTS:

            The Company has further reviewed the collectibility of its accounts receivable and loans and advances receivable and has determined that an increase in the allowance for doubtful accounts of $520,000 and $50,000, respectively, was necessary as of December 31, 2000 ($715,000 and $60,000, respectively, as of March 31, 2001).
            Accordingly, the Company has restated its March 31, 2001 and December 31, 2000 financial statements to reflect the increased allowance for doubtful accounts.

            The following tables present the impact of the restatements:

                                                  As Previously
                                                     Reported      As Restated
                                                  -------------   --------------
              Quarter Ended March 31, 2001:
               Balance Sheet:
                Accounts receivable - net          $   744,546    $   259,546
                Loans and advances - net               214,411        154,411
                Accumulated deficit                   (928,182)    (1,473,182)
               Statement of Operations:
                Costs and expenses                     685,517        860,517
                Net loss                              (395,818)      (570,818)
                Basic and diluted loss per share   $      (.04)   $      (.05)

              Year Ended December 31, 2000:
               Balance Sheet:
                Accounts receivable - net          $   701,647    $   181,647
                Loans and advances - net               148,495         98,495
                Accumulated deficit                   (332,364)      (902,364)

                        EDG CAPITAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - SUBSEQUENT EVENTS:

            In May 2001, the Company was advised by Dr. Stanley E. Order that Associates in Radiation Oncology, P.A. had contacted him by letter dated April 30, 2001 and claimed that it was entitled to 50% of all royalties or fees obtained by Dr. Order from patent No. 5,538,726. Associates in Radiation Oncology's claim is apparently based on an agreement between Dr. Order and Cooper Hospital/University Medical Center dated June 5, 1991, pursuant to which Dr. Order became a clinical professor of radiology at the Robert Wood Johnson Medical School and a member of Associates in Radiation Oncology. Dr. Order left the medical school and ended his relationship with Associates in Radiation Oncology in December 1997, when he formed Stanley E. Order, M.D., P.C., d/b/a/ Center for Molecular Medicine, a medical practice group managed by the Company. The agreement between Dr. Order and Cooper Hospital/University Medical Center provided that in the event that research was carried out with any corporate entity on a royalty or percentage return basis, Dr. Order would receive 50% of the income, 25% would be "returned" to a certain Radiation Research Fund, which is now defunct, and 25% would be "returned" to Associates in Radiation Oncology. The agreement also provided that in the event Dr. Order severed his relationship with Associates in Radiation Oncology, his percentage payment of any royalty payments or fees would continue. The agreement did not address the ownership or use of any patents or technology and was silent regarding assignment of any patents or technology. Associates in Radiation Oncology claims that the fees for obtaining the patent were paid by Associates in Radiation Oncology with the presumption of return based on future earnings.

            At present, the Company is not aware that any litigation has been commenced in this matter and believes that Associates in Radiation Oncology's claim is without merit. The Company and Dr. Order believe that they have meritorious defenses to this claim and intend to defend against this claim vigorously.

                          STANLEY E. ORDER, M.D., P.C.
                            CONDENSED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

ASSETS                                           March 31, 2001  December 31, 2000
                                                 --------------  -----------------
Current Assets:
 Cash                                               $   4,611        $  17,628
 Accounts receivable, net                             228,495          182,654
 Other current assets                                  48,565           65,705
                                                    --------------------------

Current Assets / Total Assets                       $ 281,671        $ 265,987
                                                    ==========================

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY)
Current Liabilities:
  Accounts payable                                  $  41,456        $  61,460
  Management/licensing fee payable - I.S.I            710,941          486,677
  Other current liabilities                             1,843              529
                                                    --------------------------

Current Liabilities                                   754,240          548,666
                                                    --------------------------

Long - Term Liabilities:
  Working capital advances - I.S.I                     96,972           55,169

  Other long-term liabilities                              --            8,360
                                                    --------------------------

  Total long-term liabilities                              --           63,529
                                                    --------------------------

Total Liabilities                                     851,212          612,195
                                                    --------------------------

Stockholder's (Deficiency):
  Common stock                                            100              100
  (Deficit) Retained earnings                        (569,641)        (346,308)
                                                    --------------------------

Stockholder's (Deficiency)                           (569,541)        (346,308)
                                                    --------------------------

Total Liabilities and Stockholder's (Deficiency)    $ 281,671        $ 265,987
                                                    ==========================

                          STANLEY E. ORDER, M.D., P.C.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                           2001          2000
                                                           ----          ----
Fee revenue                                             $ 173,107     $ 477,487
                                                        -----------------------

Operating expenses:
 Doctors' compensation                                    107,500       107,500
 Management/licensing fee -- I.S.I                        224,264       301,185
 Insurance                                                 18,771        10,471
 Other operating expenses                                  45,836        29,665
                                                        -----------------------

Total Operating Expenses                                  396,371       448,821
                                                        -----------------------

Operating (Loss) Income                                  (223,264)       28,666

Provision for state income taxes                              (70)          (96)
                                                        -----------------------

Net (Loss) Income                                        (223,334)       28,570

(Deficit) Retained earnings - Beginning of period        (346,307)       48,014
                                                        -----------------------

(Deficit) Retained earnings - End of period             $(569,641)    $  76,584
                                                        =======================

                          STANLEY E. ORDER, M.D., P.C.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                           2001          2000
                                                           ----          ----

Cash flows provided (used) by operating activities:
Net (loss) Income                                       $(223,334)    $  28,570
                                                        -----------------------
Adjustments to reconcile net (loss) income to
net cash (used) provided by operating activities:
(Increase) decrease in:
 Accounts receivable                                      (45,841)      (89,415)
 Prepaid licensing fee                                         --        18,000
 Other current assets                                      17,140         8,191
Increase (decrease) in:
 Accounts payable                                         (20,004)      (11,743)
 Management/licensing fee payable - I.S.I                 224,264        47,935
 Other current liabilities                                  1,315         1,029
 Other long - term liabilities                             (8,360)           --
                                                        -----------------------

Total adjustments                                         168,514       (26,003)
                                                        -----------------------

Cash flows (used) provided by operating activities        (54,820)        2,567
                                                        -----------------------

Cash flows provided by financing activities:
Proceeds from working capital advances                     56,803            --
Repayments of working capital advances                    (15,000)           --
                                                        -----------------------

Cash flows provided by financing activities                41,803            --
                                                        -----------------------

Net (decrease) increase in cash and equivalents           (13,017)        2,567

Cash and equivalents - Beginning of period                 17,628        13,706
                                                        -----------------------

Cash and equivalents - End of period                    $   4,611     $  16,273
                                                        =======================

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest expense                                        $   1,304     $     481
Income taxes                                            $     155     $     191

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

SUBSEQUENT EVENT

            On April 30, 2001 Dr. Stanley E. Order received a letter from Associates in Radiation Oncology, P.A. ("AROPA") which claimed that AROPA was entitled to 50% of all royalties or fees obtained by Dr. Order from patent No. 5,538,726. AROPA's claim is apparently based on an agreement between Dr. Order and Cooper Hospital/University Medical Center dated June 5, 1991, pursuant to which Dr. Order became a clinical professor of radiology at the Robert Wood Johnson Medical School and a member of AROPA. Dr. Order left the medical school and ended his relationship with AROPA in December 1997, when he formed Stanley E. Order, M.D., P.C., d/b/a/ Center for Molecular Medicine. The agreement between Dr. Order and Cooper Hospital/University Medical Center provided that in the event that research was carried out with any corporate entity on a royalty or percentage return basis, Dr. Order would receive 50% of the income, 25% would be "returned" to a certain Radiation Research Fund, which is now defunct, and 25% would be "returned" to AROPA. The agreement also provided that in the event Dr. Order severed his relationship with AROPA, his percentage payment of any royalty payments or fees would continue.

            The agreement did not address the ownership or use of any patents or technology and was silent regarding assignment of any patents or technology. AROPA claims that the fees for obtaining the patent were paid by AROPA with the presumption of return based on future earnings.

            Currently, the Company is not aware that any litigation has been commenced in this matter and believes that AROPA's claim is without merit. The Company and Dr. Order believe that they have meritorious defenses to this claim and intend to defend against this claim vigorously. Therefore, the ultimate outcome of this matter cannot presently be determined.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            INTRODUCTION

            EDG was incorporated in the State of New York on August 13, 1990, and was considered a development stage company until September 2000. On September 13, 2000, EDG acquired ISI. Subject to shareholder approval, we intend to amend EDG's certificate of incorporation to change its name to Isotope Solutions Group, Inc.

            EDG Capital, Inc. holds 100 percent of the outstanding capital stock of Isotope Solutions, Inc. (formerly named Molecular Radiation Management, Inc.). We are a biopharmaceutical company that began operations in 1998 as a medical group management company. Although most of our revenues are still derived from our medical group management operations, today we are focused primarily on the development of nuclear pharmaceutical technologies for therapeutic use in the treatment of various cancers. With the help of the medical groups we manage, we are developing two anti-cancer nuclear pharmaceutical technologies for which we own the U.S. patent rights: the use of radioactive cisplatin, a radioactive variation of a commonly used chemotherapy drug, in the treatment of cancer and a method of treating cancer using colloidal P32 macro-aggregated albumin, which is a nuclear-isotope use and delivery system. Pursuant to long-term contracts with the medical groups, we provide them with business, financial and marketing support while they conduct research and treat patients using our technologies and traditional cancer treatment techniques. We charge the medical groups administrative fees for our services and license fees for the use of our nuclear pharmaceutical technologies in their practices.

            In June 1995 Dr. Stanley E. Order was granted Patent No. 5,424,288 by the U.S. Patent and Trademark Office covering a "Method of Treating Solid Tumor Cancers Utilizing Macro Aggregated Proteins and Colloidal Radioactive Phosphorus." In July 1996 Dr. Order was granted Patent No. 5,538,726 by the U.S. Patent and Trademark Office covering a "Method and Compositions for Delivering Cytotoxic Agents to Cancer." In March 1999, Dr. Order formally assigned Patent No. 5,424,288 to ISI and in August 2000, Dr. Order formally assigned Patent No. 5,538,726 to ISI, in each case in consideration for ISI's agreement to provide services under the management/license agreement between ISI and Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine. Both of these patents had been orally assigned to ISI by Dr. Order in December 1997 when the parties entered into the management/license agreement. We paid Dr. Order one dollar for the assignment of each of the patents. Dr. Order assigned the patents to us because we agreed to help him establish a practice and to provide the space, supplies, equipment and working capital advances, pursuant to the management/license agreement, to enable him to do so. We provide additional information regarding the working capital advances we have made to Dr. Order's medical group under "Liquidity" below. We are not obligated to pay Dr. Order or his medical group any royalties in the future. As a result of these assignments, we own all rights to the colloidal P32/MAA technology described in these patents. These are use patents, which give us exclusive rights to the manner in which we are using the drug to treat cancer. The patents do not give us the right to prevent others from using the drug in other ways.

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

            Each of the medical groups we manage was formed at the time we entered into the management/license agreements with the group. We provided Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, and another medical group, New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, with the facilities and equipment they required to start their practices. We did not provide Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, with its own facilities and equipment, but instead provided the medical group with access to the facilities and equipment we provided to the other groups. We have also provided the medical groups with working capital advances, which are described in more detail under "Liquidity" below. We terminated our management/license agreement with New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, in July 2001 when the group's principal physician, Dr. Ira Braunschweig, left the group to accept a position in the Oncology Department of Brooklyn Hospital.

            License fees and management fees from the medical groups we manage generated approximately $2,240,000 in gross revenues in the two-year period ended December 31, 2000, including $2,033,000 in management fees and $207,000 in license fees. We generated additional management fees of $266,000 and license fees of $24,000 during the quarter ended March 31, 2001.

            The license fees we charge the medical groups are set each year in advance at a level that is intended to reflect the expected usage of the licensed technology by the medical group during the year. In December 1999, we determined that the license fee we charged Center for Molecular Medicine for 1999 should be adjusted downwards in view of the number of patients enrolled in the medical group's colloidal P32/MAA clinical studies during the year. On January 1, 2000, we waived all license fees for Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, for the year 2000 and agreed that the license fee paid for 1999 would cover 2000 as well. As a result, we effectively reduced the license fee for 1999 retroactively by approximately 50%. In December 2000 we set the license fee to be paid by the Center for Molecular Medicine in 2001 at $60,000. We do not presently anticipate that we will waive any portion of the 2001 license fee.

            As of March 31, 2001, Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, owed us an aggregate of approximately $710,000 against fees billed in 2001 and 2000. As of March 31, 2001, Mitchell
            E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, owed us approximately $62,600 against fees billed in 2001 and 2000, and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, owed us approximately $201,000 against fees billed in 2001 and 2000.

            Typically, there is a lag between our invoice to the medical groups and payment of the invoices by the medical groups. The lag exists because the medical groups must receive payment for their services from the patients and their insurance companies before they can pay us, and patients and their insurance companies do not always pay the medical groups' invoices promptly. Since the medical groups' patient receivables may not be fully collectible from the patients or their insurance companies, the medical groups may experience write-offs of uncollectible amounts. However, the medical groups are still liable to us for our fees, even though we record an allowance against our receivable based on the net receivables of the medical groups. At March 31, 2001, Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, was owed approximately $240,500 for services rendered to its patients, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, was owed approximately $10,000 for services rendered to its patients and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, was owed approximately $73,300 for services rendered to its patients. As of December 31, 2000, we recorded a provision of $520,000 (as restated) against fees receivable from the medical groups. We increased the provision to $715,000 (as restated) as of March 31, 2001. This provision includes a provision of $132,000 against fees receivable from New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, a group with which we terminated our management/license agreement in July 2001. We believe that this provision will be sufficient to cover uncollectible fees owed to us by the medical group through the termination of our relationship with the medical group.

            We intend to carry the amounts owed by the medical groups forward.

            The medical groups are obligated to perform research relating to our nuclear pharmaceutical technologies. All right, title and interest in and to any and all improvements to the nuclear pharmaceutical technologies that derive from the medical groups' research belong to us.

            We must have FDA approval for our colloidal P32/MAA and radioactive cisplatin technologies before we can begin marketing them. The FDA requires that new drugs undergo thorough clinical testing before granting approval for the marketing of the drugs. Currently, only colloidal P32/MAA is being studied, since radioactive cisplatin has only recently been approved by the FDA for clinical trials. We expect that the clinical trials being performed by the medical groups we manage will help support the application for FDA approval of our colloidal P32/MAA technology. Similarly, we expect that the clinical trials of radioactive cisplatin, when they are conducted, will help support the application for FDA approval of radioactive cisplatin.

            Although we provide the medical groups with the supplies they need to conduct the clinical studies, we recoup the costs of these supplies through the management fees we receive from the medical groups. The medical groups bill the patients participating in the studies for the treatments they are given. Consequently, the patients, and their insurance companies, provide revenue to the medical groups, who in turn pay us management and licensing fees, thus providing funding that supports the clinical studies of our nuclear pharmaceutical technologies. If we were to conduct this research on our own, without the medical groups, the costs would be prohibitive since they would not be offset by the license fees and management fees derived from the treatment of patients that we receive from the medical groups.

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

            Prior to November 2000, the Center for Molecular Medicine and the other medical groups conducting the clinical studies of colloidal P32/MAA also charged patients for the colloidal P32/MAA administered to them. In November 2000, the FDA asked Dr. Stanley Order to submit an Investigational New Drug Application for colloidal P32/MAA. The FDA asked Dr. Order, rather than ISI, to file the IND because Dr. Order was the principal researcher for the clinical studies. For that reason, and because the FDA's request was directed to Dr. Order, we asked Dr. Order to file the IND. Dr. Order, through the Center for Molecular Medicine, filed the IND in November 2000. On December 21, 2000, the FDA advised Dr. Order and the Center for Molecular Medicine that because of the higher dosages and novel ways in which the drug was administered in the studies, the colloidal P32/MAA as administered in the studies was a new drug within the meaning of the FDA's regulations and asked Dr. Order and the Center for Molecular Medicine to submit a request for permission to charge for the drug. The FDA's regulations require persons conducting studies of new drugs that are the subject of an IND to obtain the FDA's permission before charging participants in the studies for the costs of the drug administered to them. Dr. Order and the Center for Molecular Medicine have submitted a request for permission to charge patients for the colloidal P32/MAA administered in the studies. Until such permission is obtained, however, the medical groups we manage are not charging patients for the colloidal P32/MAA administered to them. Prior to November 2000, the medical groups charged patients in the clinical studies an aggregate of approximately $300,000 for colloidal P32/MAA administered in the studies. If patients, or their insurance providers, who paid for the colloidal P32/MAA administered in the studies successfully claim that the medical groups were not entitled to charge for the colloidal P32/MAA administered to the patients, the medical groups could be liable to repay the amounts charged. If the medical groups are required to repay these charges the medical groups may have difficulty paying us the fees they owe us.

            The medical groups we manage also participate in clinical studies sponsored by third party pharmaceutical companies. Because certain portions of the weekly management fees we charge the medical groups are based on a percentage of their billings, we share in the revenues that the medical groups earn through their participation in the third party clinical studies. As with the clinical studies of our nuclear pharmaceutical technologies, the medical groups receive payment by the patients' insurance companies and other payors for treatments and procedures that would normally be a part of the treatment protocol for these patients in the absence of the drug or methodology being studied, but are not reimbursed for any investigational drugs administered to the patients unless such reimbursement has been approved by the FDA. The medical groups also receive fees from the third party sponsors of the clinical studies for participating in the studies.

            Approximately 45% of the patients treated by the medical groups we manage are enrolled in the clinical studies of our colloidal P32/MAA technology and approximately 1% are enrolled in third party clinical studies. Approximately 54% of the patients treated by the medical groups are not enrolled in any formal study being conducted by the medical groups.

            The following discussion is based on financial information presented as if the acquisition of ISI had taken place as of the earliest period presented.

            RESULTS OF OPERATIONS

            REVENUES:

            Revenues for the three months ended March 31, 2001, were $289,699 as compared to $301,307 for the corresponding period of the prior year. This decrease of $11,608, or 3.9%, was due to diminished revenue generated by the clinician research teams during this period. To date, patient accrual, and income derived from the treatment of those patients, has been dependent to a great extent, on a public relations effort, which resulted in extensive media exposure. Our revenues have fluctuated depending on the timing of media exposure. In 2001, we have embarked on a comprehensive advertising program to complement our existing public relations effort.

            COSTS AND EXPENSES:

            Costs of revenues were $144,046 for the three months ended March 31, 2001, and $82,404 for the three months ended March 31, 2000. This increase of $62,642, or 74.8%, was the result of an increase in medical supplies cost, which was primarily due to start-up, equipment and supply costs relating to ISI's contract with New York Medical Oncology, PC d/b/a Center for Medical Oncology. Research and development expenses were $265,638 for the three months ended March 31, 2001, and $189,745 for the three months ended March 31, 2000. This increase of $75,893, or 40.0%, was primarily due to an increase in isotope costs, and costs incurred in generating media exposure and thereby increasing our patient accrual for our clinical research, as well as costs associated with the preparation of INDs for our nuclear pharmaceutical technologies. General and administrative expenses were $466,860 for the three months ended March 31, 2001, and $48,445 for the three months ended March 31, 2000. This increase of $418,415, or 863.7%, was due primarily to an increase in professional fees associated with our status as a publicly held entity, costs incurred in the submission of a registration statement to the Securities and Exchange Commission and the increase in our allowance for doubtful accounts against fees receivable and loans and advances of $205,000.

            During the first quarter of 2001, we incurred approximately $184,000 of research and development costs relating to the colloidal P32/MAA technology and approximately $70,000 of research and development costs relating to the radioactive cisplatin technology.

            The medical groups we manage have enrolled over 90 patients in three separate studies of P32/MAA. One study, a Phase II study involving pancreatic cancer that has not previously been treated using other methodologies, is nearing completion. We expect that a second Phase II study, involving pancreatic cancer that has previously been treated using other methodologies, will be completed in approximately two years. We expect that the third study, a Phase I study involving brain cancer, will be completed in approximately six months. We expect that Phase II studies in brain cancer, which will follow the Phase I study, will take an additional three to four years. The researchers in the medical groups we manage are continuing to accrue and treat patients in the Phase II study of pancreatic cancer that has not previously been treated with other methodologies and are analyzing the data gathered in the study. Once patient accrual and treatment and data analysis are complete, we intend to approach the FDA regarding the adequacy of this data to support approval of the product for this indication. We will approach the FDA regarding the adequacy of the data from the other Phase II studies once the studies have been completed. It is possible that the FDA may require that a Phase III study be conducted for one or more of these indications. Because we do not know how much additional research will be required in order to support approval of this technology for each of these indications, we cannot be certain how long it will take or how much additional costs we will incur before we can market this technology for these indications.

            We will need data from a minimum of three clinical studies of our radioactive cisplatin technology in order to demonstrate to the FDA that this technology is safe and effective. We expect that the initial study will be a 15 patient Phase I safety study that will last up to two years. The medical groups we manage are presently preparing this Phase I study and we expect that it will commence in the fourth quarter of 2001. The timing of the commencement of this study will depend primarily on how quickly the medical groups can attract patients for the study. We expect that the medical groups we manage will need to conduct two Phase II studies, involving perhaps 60 patients each, to determine the proper dose, effectiveness, and safety of the product. We expect that the Phase II studies, which may last several years, will involve various solid tumor cancers. It is possible that a Phase III study may be necessary depending on the results of the Phase II studies. Because we do not know how much research will be required in order to support approval of this technology, we cannot be certain how long it will take or how much additional costs we will incur before we can market this technology for these indications.

            NET INCOME (LOSS):

            For the three month period-ended March 31, 2001, we had a net loss of $570,818 ($.05 per share). For the three month period-ended March 31, 2000, we had a net loss of $18,151 ($.00 per share). The increased loss in the year 2001 was due to the increase in costs and expenses described above.

            LIQUIDITY AND CAPITAL RESOURCES:

            At March 31, 2001, our balance sheet reflected cash of $516,776, working capital of $776,756 and a current ratio of approximately 4.0 to 1. At our year end of December 31, 2000, the balance sheet reflected cash of $1,032,563, working capital of $1,368,119 and a current ratio of 16.0 to 1.

            Pursuant to our management/license agreements with the medical groups, we have provided the medical groups with working capital advances from time to time. The table below describes the working capital advances we have made to each of Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, and the payments we have received from the medical groups against the advances:

                                                        December 31,
                                       ----------------------------------------------     March 31,
                                         1997        1998         1999         2000          2001
                                       -------    ---------     --------     --------     ---------
Stanley E. Order, M.D., P.C
Advances                               $56,154    $  64,241     $ 27,111     $ 75,000     $  55,000
Repayments                                  --     (120,395)     (27,111)     (20,000)      (15,000)
Interest                                    --           --           --          169         1,803
                                       -------    ---------     --------     --------     ---------
Advances receivable - end of period    $56,154    $      --     $     --     $ 55,169     $  96,972
                                       =======    =========     ========     ========     =========

Mitchell E. Levine, M.D., P.C
Advances                               $    --    $      --     $    555     $     --     $      --
Repayments                                  --           --           --         (555)           --
Interest                                    --           --           --           --            --
                                       -------    ---------     --------     --------     ---------
Advances receivable - end of period    $    --    $      --     $    555     $     --     $      --
                                       =======    =========     ========     ========     =========

New York Medical Oncology, P.C
Advances                               $    --    $      --     $     --     $ 91,816     $  42,420
Repayments                                  --           --           --           --       (20,000)
Interest                                    --           --           --        1,510         1,693
                                       -------    ---------     --------     --------     ---------
Advances receivable - end of period    $    --    $      --     $     --     $ 93,326     $ 117,439
                                       =======    =========     ========     ========     =========

            As of December 31, 2000, we recorded a provision of $50,000 (as restated) against advances receivable from the medical groups. We increased the provision to $60,000 (as restated) as of March 31, 2001. This provision includes a provision of $60,000 against advances receivable from New York Medical Oncology, P.C., d/b/a Center for Medical Oncology. We believe that this provision will be sufficient to cover uncollectible advances owed to us by the medical group through the termination of our relationship with the medical group.

            Cash received from the medical groups is first applied to reduce working capital advances made and is then applied to fees receivable.

            We believe that our cash on hand and revenues we expect to generate from our business will be sufficient to fund operations for at least the next six months. However, we filed an Investigational New Drug Application with the FDA for the study of our radioactive cisplatin technology on June 4, 2001, and July 9, 2001, we received approval from the FDA to commence the clinical studies. We have begun to incur significant expenses in connection with the launch of the Phase I studies. We expect that these costs may exceed $5,000,000 during the first year of the studies and we will need additional capital to fund these costs. Except as described in Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2000, we are not aware of any other material trend, event or capital commitment that would potentially adversely affect liquidity.

            FORWARD-LOOKING STATEMENTS:

            Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

                     o    "may"                  o   "plans"
                     o    "will"                 o   "expects"
                     o    "should"               o   "believes"
                     o    "estimates"            o   "intends"

            and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, the risks described in
            Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2000, including our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business and our dependence on a few managed medical groups, as well as our ability to protect our intellectual property rights.

                           Part II. Other Information

Item 1. Legal Proceedings.

      In May 2001, we were advised by Dr. Stanley E. Order that Associates in Radiation Oncology, P.A. had contacted him by letter dated April 30, 2001, and claimed that it was entitled to 50% of all royalties or fees obtained by Dr. Order from patent No. 5,538,726. Associates in Radiation Oncology's claim is apparently based on an agreement between Dr. Order and Cooper Hospital/University Medical Center dated June 5, 1991, pursuant to which Dr. Order became a clinical professor of radiology at the Robert Wood Johnson Medical School and a member of Associates in Radiation Oncology. Dr. Order left the medical school and ended his relationship with Associates in Radiation Oncology in December 1997, when he formed Stanley E. Order, M.D., P.C., d/b/a/ Center for Molecular Medicine. The agreement between Dr. Order and Cooper Hospital/University Medical Center provided that in the event that research was carried out with any corporate entity on a royalty or percentage return basis, Dr. Order would receive 50% of the income, 25% would be "returned" to a certain Radiation Research Fund, which is now defunct, and 25% would be "returned" to Associates in Radiation Oncology. The agreement also provided that in the event Dr. Order severed his relationship with Associates in Radiation Oncology, his percentage payment of any royalty payments or fees would continue. The agreement did not address the ownership or use of any patents or technology and was silent regarding assignment of any patents or technology. Associates in Radiation Oncology claims that the fees for obtaining the patent were paid by Associates in Radiation Oncology with the presumption of return based on future earnings. At present, we are not aware that any litigation has been commenced in this matter. We believe that Associates in Radiation Oncology's claim is without merit and that we and Dr. Order have meritorious defenses to this claim. We intend to defend against this claim vigorously.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 8, 2001.


                                 By: /s/ Shraga D. Aranoff
                                    ---------------------------------------
                                    Shraga D. Aranoff, Vice President
                                    and Treasurer (Principal Accounting Officer)