Form 10KSB/A
period 2000-12-31
EDG CAPITAL INC
filed 2001-08-09
CIK 869709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                F O R M 10-KSB/A

|X| ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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

Item 1. Description of Business

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Financial Statements.

Item 13. Exhibits and Reports on Form 8-K

ITEM 1. DESCRIPTION OF BUSINESS

General

      EDG was organized as a New York corporation in 1990 for the purpose of investing in any and all types of assets, properties and businesses. Until it acquired ISI, EDG had not engaged in any business operations.

Acquisition of ISI

      On September 13, 2000, EDG acquired 100% of the outstanding capital stock of ISI. The acquisition of ISI was effected pursuant to an Agreement and Plan of Merger dated September 8, 2000, by and among EDG, MRM Merger Sub, Inc., a New York corporation and wholly-owned subsidiary of EDG, and ISI. On September 13, 2000, MRM Merger Sub, Inc. was merged with and into ISI, with ISI being the surviving corporation, and ISI became a wholly-owned subsidiary of EDG.

      Pursuant to the Agreement and Plan of Merger, all of ISI's outstanding common stock, excluding its treasury stock, which was cancelled, was converted into the right to receive an aggregate of 7,440,005 shares of EDG's common stock. Simultaneously with the closing of the acquisition, EDG effected a 2.57315-for-one stock split in the form of a stock dividend payable to shareholders of record on August 23, 2000 (with all fractional shares being rounded up), and raised gross proceeds of $2,100,000 in a private placement to accredited investors of 2,603,844 shares of common stock at a price of $.8065 per share.

      At the closing of the acquisition of ISI, the existing board of directors of EDG resigned, the board was increased to six persons and six new directors were appointed to fill the vacancies on the board. In January 2001, three directors resigned, the board was reduced to five persons and one new director was elected to fill one of the vacancies on the board. The remaining vacancy was filled in May 2001 when a fifth director was elected.

      If our shareholders approve, we intend to amend EDG's certificate of incorporation to change its name to "Isotope Solutions Group, Inc."

Operations

Nuclear Pharmaceutical Research and Development

      Cancer and Chemotherapy

      Cancer is a disease involving the reproduction and division of the body's cells. Normally, all cells divide and reproduce themselves in a controlled manner. In cancer, however, cells multiply uncontrollably and form a lump, known as a tumor, or excess white blood cells, as in leukemia. Occasionally cancer cells break away from a tumor and travel to other parts of the body through the bloodstream or the fine channels of the lymphatic system. When these cancer cells reach other parts of the body they may settle and start to develop into new tumors, known as secondary cancers or metastases.

      Chemotherapy is the use of drugs to destroy cancer cells. A typical chemotherapy treatment involves the use of one or several drugs from an array of about 50 different available drugs. Chemotherapy drugs work by inhibiting a cancerous cell's ability to divide and reproduce itself, so that it eventually dies. Unfortunately, chemotherapy drugs may also affect normal cells in the body and cause unpleasant side effects that typically disappear shortly after treatment completion.

      Using our patents, we are developing the following two anti-cancer technologies:

      Radioactive Cisplatin Technology

      Barnett Rosenberg, a biophysicist at Michigan State University, first discovered non-radioactive cisplatin's potential as an anti-cancer agent in 1961. While testing electromagnetic effects on cell division, Mr. Rosenberg discovered that dichlorodiamineplatinum, a platinum-based drug known as cisplatin, blocked the division of cells exposed to the drug. Over the next 18 years, scientists worldwide researched and developed cisplatin, hoping that the drug would control cancerous cells' unchecked division. Researchers found that the drug not only slowed cell division, but also slowed the repair of radiation-induced damage, shrinking cancerous tumors, allowing more oxygen to reach cells, and sensitizing the cells to further radiation treatments. Cisplatin went on to become a top-selling cancer drug used in the treatment of many cancerous tumors.

      The radioactive cisplatin used in our radioactive cisplatin technology, 195mPt-Cisplatin, is chemically identical to standard cisplatin except that the platinum it contains has been made radioactive. Radioactive cisplatin is designed to deliver high doses of radioactivity directly into the tumor cells.

      We believe that our radioactive cisplatin technology will take advantage of cisplatin's ability to bind directly to tumor cell DNA and will deliver intense, localized radiation within solid tumors. We believe that this should minimize injury to surrounding tissues and organs.

      In June 2000, Dr. Stanley E. Order was granted patent No. 6,074,626 by the U.S. Patent and Trademark Office covering "Radioactive Cisplatin in the Treatment of Cancer." In March 1999, Dr. Order assigned the application for this patent to ISI in consideration for ISI's agreement to provide services under the management/license agreement between ISI and Stanley E. Order, M.D., P.C. We paid Dr. Order one dollar for the assignment of this patent. We are not obligated to pay him or his medical group any royalties in the future. As a result of this assignment, ISI owns all rights to the radioactive cisplatin technology described in Dr. Order's patent.

      The Food and Drug Administration requires that new drugs undergo thorough clinical testing before granting approval for the marketing of the drugs. The length and number of the required studies depends on many factors, including the type of drug and the condition being treated. Another factor influencing the duration of studies is the ability to recruit, in a timely manner, a sufficient number of patients with the condition to be treated. In addition, as with all research, the outcome of research studies cannot be predicted with certainty. We describe the process for obtaining FDA approval of a new drug in more detail under "Government Regulation," below.

      In July 2000, Iso-Tex Diagnostics, a Texas-based radio-pharmaceutical company, informed us that it had successfully produced and tested a batch of the radioactive cisplatin used in our radioactive cisplatin technology, and it believed it would be able to provide us with the materials we will need to commence clinical trials. We do not have any formal agreement with Iso-Tex Diagnostics and obtain the radioactive cisplatin from them on an as-needed basis. In August 2000, Center for Molecular Medicine retained a third party, Chesapeake Regulatory Group, to prepare an Investigational New Drug Application to file with the FDA. In May 2001, ISI entered into a similar agreement with Chesapeake Regulatory Group that replaced the agreement between Center for Molecular Medicine and Chesapeake Regulatory Group. On June 4, 2001, ISI filed an IND with the FDA seeking permission to conduct clinical studies of the use of radioactive cisplatin in the treatment of liver cancer. We intend to expand the IND in the future to include clinical studies of the drug in the treatment of bladder, lung, brain, gastric, head and neck, pancreatic and esophageal cancer. We may also expand the IND to include clinical studies of the drug in the treatment of gynecological, breast, colon and prostate cancer. On July 9, 2001, we received FDA approval to commence the clinical studies. We have begun to incur significant expenses in connection with the launch of the Phase I studies, including expenses for the manufacture of radioactive cisplatin, quality assurance and processing costs, clinical studies administration, marketing to attract patients, website development and translation, foreign patent protection, and additional administrative personnel, office space and equipment. We expect that these costs may exceed $5,000,000 during the first year of the studies.

      We will need data from a minimum of three clinical studies of our radioactive cisplatin technology in order to demonstrate to the FDA that this technology is safe and effective. We expect that the initial study will be a 15 patient Phase I safety study that will last up to two years. The medical groups we manage are presently preparing this Phase I study and we expect that it will commence in the fourth quarter of 2001. The timing of the commencement of this study will depend primarily on how quickly the medical groups can attract patients for the study. We expect that the medical groups we manage will need to conduct two Phase II studies, involving perhaps 60 patients each, to determine the proper dose, effectiveness, and safety of the technology. We expect that the Phase II studies, which may last several years, will involve various solid tumor cancers. It is possible that a Phase III study may be necessary depending on the results of the Phase II studies. Because we do not know how much research will be required in order to support approval of this technology, we cannot be certain how long it will take or how much additional costs we will incur before we can market this technology for these indications.

      From 1997 through December 31, 2000, we incurred an aggregate of approximately $190,000 in research and development costs relating to our radioactive cisplatin technology. During the first quarter of 2001, we incurred approximately $70,000 of additional research and development costs relating to the radioactive cisplatin technology.

      Colloidal P32/MAA Use And Delivery System

      Our colloidal P32 macro-aggregated albumin use and delivery system uses a protective albumin integration to allow direct injection of colloidal P32/MAA into tumors without damaging healthy surrounding tissue. Colloidal P32 is an isotope of phosphorus made into a colloid. A colloid is a substance resembling glue that is sticky to human tissue. In addition, as a colloid the particles of P32 are larger in size so that they cannot circulate within the body as easily as the non-colloidal form. Macro-aggregated albumin is derived from human albumin, which is a normal protein in the blood. The albumin is heated slightly to make it into larger particles. The direct injection of colloidal P32/MAA can deliver over 300 times the normal radiation dosage available through conventional external beam radiation without debilitating side effects. Moreover, the radioactive albumin is distributed evenly throughout the tumor to microscopic cells that are often unreachable with standard radiation methods.

      In June 1995 Dr. Stanley E. Order was granted patent No. 5,424,288 by the U.S. Patent and Trademark Office covering a "Method of Treating Solid Tumor Cancers Utilizing Macro Aggregated Proteins and Colloidal Radioactive Phosphorus." In July 1996 Dr. Order was granted Patent No. 5,538,726 by the U.S. Patent and Trademark Office covering a "Method and Compositions for Delivering Cytotoxic Agents to Cancer." In March 1999 and August 2000, Dr. Order formally assigned patents Nos. 5,424,288 and 5,538,726 to ISI in each case in consideration for ISI's agreement to provide services under the management/license agreement between ISI and Stanley E. Order, M.D., P.C. Both of these patents had been orally assigned to ISI by Dr. Order in December 1997 when the parties entered into the management/license agreement. We paid Dr. Order one dollar for the assignment of each of these patents. Dr. Order assigned the patents to us because we agreed to help him establish a practice and to provide the space, supplies, equipment and working capital advances, pursuant to the management/license agreement, to enable him to do so. We are not obligated to pay him or his medical group any royalties in the future. As a result of these assignments, ISI owns all rights to the colloidal P32/MAA technology described in Dr. Order's patents.

      The Center for Molecular Medicine and Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, have used our colloidal P32/MAA use and delivery system to assist in treating lethal cancers. In addition, one other center conducting clinical trials in the United States and two other centers conducting research in Europe are using the technology with our permission. In the United States, Dr. Gary Stillwagon, M.D., of Northside Hospital in Johnston Ferry, Georgia, and in Europe, The Department of Radiology, Oncology & Clinical

Immunology of Uppsala University in Uppsala, Sweden, and the Department of Radiation Oncology and Nuclear Radiation of the Institut Jules Bordet, Centre des Tumeurs de l'Universite Libre de Bruxelles in Brussels, Belgium, are conducting research using the colloidal P32/MAA technology. We do not have any written agreements with these centers.

      The medical groups we manage have conducted Phase I and II National Cancer Institute-listed clinical trials of our colloidal P32/MAA use and delivery system in various treatment applications, including pancreatic, lung, colon, head and neck and brain cancers.

      The medical groups we manage have enrolled over 90 patients in three separate studies of our colloidal P32/MAA technology. One study, a Phase II study involving pancreatic cancer that has not previously been treated using other methodologies, is nearing completion. We expect that a second Phase II study, involving pancreatic cancer that has previously been treated using other methodologies, will be completed in approximately two years. We expect that the third study, a Phase I study involving brain cancer, will be completed in approximately six months. We expect that Phase II studies in brain cancer, which will follow the Phase I study, will take an additional three to four years. The researchers in the medical groups we manage are continuing to accrue and treat patients in the Phase II study of pancreatic cancer that has not previously been treated with other methodologies and are analyzing the data gathered in the studies. Once patient accrual and treatment and data analysis are complete, we intend to approach the FDA regarding the adequacy of this data to support approval of the product for this indication. We intend to approach the FDA regarding the adequacy of the data from the other Phase II studies once the studies and the analysis of the data gathered in the studies have been completed. It is possible that the FDA may require that a Phase III study be conducted for one or more of these indications. Because we do not know how much additional research will be required in order to support approval of this technology for each of these indications, we cannot be certain how long it will take or how much additional costs we will incur before we can market this technology for these indications.

      The studies being conducted by the Center for Molecular Medicine and the Center for Neuro-Oncology have included the treatment of non-resectable (non-removable) pancreatic cancer, high-grade brain tumors, non-small cell lung cancer, recurrent colon cancer and head and neck tumors. In conjunction with these studies, physicians associated with these groups have conducted more than 600 colloidal P32/MAA infusion procedures during the past nine years. The Phase I/II clinical trials of our colloidal P32/MAA brachytherapy treatment for non-resectable pancreatic cancer and other solid tumors have produced promising results. Brachytherapy means short distance therapy and refers to the fact that isotopes can be used for therapy in a limited area of the body. Phase I results achieved a median survival of one year, comparing favorably with Gemzar(R), a chemotherapeutic drug produced by Eli Lilly and Company that has a 5.7-month median survival. Subsequently, the ongoing Phase II study has yielded significant interim data. The two longest pancreatic cancer survivors in Phase II are cancer free more than four and six years after receiving treatment.

Research Expenses

      From 1997 through December 31, 2000, we incurred an aggregate of approximately $1,467,000 in research and development costs relating to our colloidal P32/MAA technology. During the first quarter of 2001, we incurred approximately $184,000 of additional research and development costs relating to our colloidal P32/MAA technology.

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

      Prior to November 2000, the Center for Molecular Medicine and the other medical groups conducting clinical studies of colloidal P32/MAA also charged patients for the colloidal P32/MAA administered to them. In November 2000, the FDA asked Dr. Stanley Order to submit an Investigational New Drug Application for colloidal P32/MAA. The FDA asked Dr. Order, rather than ISI, to file the IND because Dr. Order was the principal researcher for the clinical studies. For that reason, and because the FDA's request was directed to Dr. Order, we asked Dr. Order to file the IND. Dr. Order, through the Center for Molecular Medicine, filed the IND in November 2000. On December 21, 2000, the FDA advised Dr. Order and the Center for Molecular Medicine that because of the higher dosages and novel ways in which the drug was administered in the studies, the colloidal P32/MAA as administered in the studies was a new drug within the meaning of the FDA's regulations and asked Dr. Order and the Center for Molecular Medicine to submit a request for permission to charge for the drug. The FDA's regulations require persons conducting studies of new drugs that are the subject of an IND to obtain the FDA's permission before charging participants in the studies for the costs of the drug administered to them. Dr. Order and the Center for Molecular Medicine have submitted a request for permission to charge patients for the colloidal P32/MAA administered in the studies. Until such permission is obtained, however, the medical groups we manage are not charging patients for the colloidal P32/MAA administered to them. Prior to November 2000, the medical groups charged patients in the clinical studies an aggregate of approximately $300,000 for colloidal P32/MAA administered in the studies. If patients, or their insurance providers, who paid for the colloidal P32/MAA administered in the studies successfully claim that the medical groups were not entitled to charge for the colloidal P32/MAA administered to the patients, the medical groups could be liable to repay the amounts charged. If the medical groups are required to repay these charges the medical groups may have difficulty paying us the fees they owe us.

Additional Technologies

      In June 2001, Dr. Wayne Court and the Center for Molecular Medicine filed and assigned to ISI two provisional U.S. patent applications covering nine new radiopharmaceutical technologies. We are preparing to file full utility U.S. patent applications covering these nine new radiopharmaceutical technologies.

      These nine new radiopharmaceutical technologies are all platinum-based drugs that are similar in nature to our radioactive cisplatin technology. The pending applications cover three isotopic forms of the drugs Carboplatin, Iproplatin and JM216, as follows:

      1.    191Pt-Carboplatin
      2.    193mPt-Carboplatin
      3.    195mPt-Carboplatin
      4.    191Pt-JM216
      5.    193mPt-JM216
      6.    195mPt-JM216
      7.    191Pt-Iproplatin
      8.    193mPt-Iproplatin
      9.    195mPt-Iproplatin

      These technologies are in an early stage of development and we cannot assure you that we will be able to develop any of them successfully.

Medical Group Management

      We have long term management/license agreements with two groups of medical professionals. From September 2000 until July 2001 we also had a management/license agreement with a third medical group. Pursuant to the management/license agreements, we provide the medical groups with business, financial and marketing support while they conduct research and treat patients using our technologies and traditional cancer treatment techniques. We charge the medical groups administrative fees for our services and license fees for the use of our nuclear pharmaceutical technologies in their practices. Each of the medical groups is organized as a separate legal entity, and EDG does not own or control either of them. Fees from the medical groups we manage generated approximately $2,240,000 in gross revenues in the two-year period ended December 31, 2000, including $2,033,000 in management fees and $207,000 in license fees.

      Each of the medical groups we manage was formed at the time we entered into the management/ license agreements with the group. We provided Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, and another medical group, New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, with the facilities and equipment they required to start their practices. We did not provide Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, with its own facilities and equipment, but instead provided the medical group with access to the facilities and equipment we provided to the other groups. We have also provided the medical groups with working capital advances from time to time. We terminated our management/license agreement with New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, in July 2001 when the group's principal physician, Dr. Ira Braunschweig, left the group to accept a position in the Oncology Department of Brooklyn Hospital.

      Radiation Oncology Research Group

      In December 1997, we entered into an exclusive, full service, 30-year management/license agreement with Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine. The Center for Molecular Medicine, which occupies space on the first floor of 700 Stewart Avenue in Garden City, New York, specializes in radiation oncology research. Radiation oncology research is the study of the treatment of tumors through radiation. The Center for Molecular Medicine employs two physicians, Stanley E. Order, M.D., Sc.D, F.A.C.R. and Wayne S. Court, Ph.D., M.D.

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

      Our ability to develop radioactive cisplatin, which is in an early stage of development, depends in part on the efforts of Dr. Stanley E. Order, who invented this technology. Through his medical group, Dr. Order is conducting the clinical research needed to support the application for FDA approval of this technology. If Dr. Order were no longer available or able to assist us, we might not be able to continue to develop this technology. If we could not continue to develop radioactive cisplatin it would not have a significant effect on our revenues from our medical group management operations. However, it would reduce significantly the revenues that we might earn in the future from our nuclear pharmaceutical technologies. We have $4,000,000 in key person life insurance covering Dr. Order.

      Dr. Wayne S. Court is a noted radiation oncologist with a Ph.D. in immunology. Dr. Court was an Assistant Professor at Wayne State University, served as a resident under Dr. Order at Johns Hopkins, and is the author of numerous articles, abstracts and protocols.

      Virtually all of the medical procedures performed by Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, are performed by Dr. Court. Dr. Order acts principally in a research capacity and participates in the administration of medical procedures to the group's patients only on an as needed basis. Dr. Order, who is 66 years old, devotes approximately 20 hours per week to the business of the medical group.

            Pursuant to the management/license agreement with Stanley E. Order, M.D., P.C., we provide the medical group with a fully equipped and furnished research laboratory and treatment space and all necessary supplies, including the components of the nuclear pharmaceuticals. We also provide the medical group with all clerical personnel and other non-medical personnel necessary to manage the group's practice and research activities. Pursuant to the agreement, we also license to the group the methods for treating solid tumor cancers covered by the patents and provide the group with a range of consulting and practice management services, including billing and collection.

      The management/license agreement provides that the medical group will pay us license fees on a monthly basis and management fees on a weekly and monthly basis. The weekly management fee covers consulting, billing and collection services and medical supplies. The monthly management fee covers treatment and laboratory space, furnishings and equipment, clerical services and staff and managerial and administrative services. The consulting portion of the weekly management fee is equal to our actual costs plus a percentage of the medical group's billings. The billing and collection services portion of the weekly management fee is based upon a percentage of the medical group's billings. The medical supplies portion of the weekly management fee is equal to our actual costs plus a percentage of such costs as a markup. The weekly fee markup and the monthly license and management fees are set each year in advance by mutual agreement of the parties. We billed the medical group management fees of $794,444 in 2000 and $1,225,766 in 1999. The fees billed in 1999 included
$148,800 of license fees. On January 1, 2000, we waived all license fees for Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, for the year 2000 and agreed that the license fee paid for 1999 would cover 2000 as well. As a result, we effectively reduced the license fee for 1999 retroactively by approximately 50%. In December 2000, we set the license fee for 2001 at $60,000.

      The medical group paid us $671,187 in 2000 and $1,353,950 in 1999 against the fees billed. As of December 31, 2000, the medical group owed us approximately $487,000. Typically, there is a lag between our invoice to the medical groups and payment of the invoices by the medical groups. The lag exists because the medical groups must receive payment for their services from the patients and their insurance companies before they can pay us. At December 31, 2000, Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, was owed approximately $192,000 for services rendered to its patients. We intend to carry the amounts owed by the medical group forward. For 2001, the medical group is obligated to pay us a monthly fee of $9,500. The monthly fee includes a management fee of $4,500 and a license fee of $5,000 for the license of the colloidal P32/MAA technology. The monthly license fee for the radioactive cisplatin technology has not yet been set. This fee will be determined before clinical trials of this technology commence.

            We provided Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, with advances totaling approximately $56,000 in 1997, $64,000 in 1998, $27,000 in 1999 and $75,000 in 2000. The medical group repaid approximately $120,000 of the advances during 1998, $27,000 in 1999 and $20,000 in 2000. At
December 31, 2000, our advances receivable from Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine amounted to approximately $55,000.

            We may terminate the management/license agreement upon the following events:

      o the failure of the medical group to pay any fee required under the agreement;

      o the failure of the medical group to repay any working capital advances made by us;
      o the failure of the medical group to maintain professional liability insurance as required by the agreement;
      o the revocation or suspension of the license to practice medicine in New York State of any of the members of the medical group;
      o the surrender by all of the members of the medical group of their licenses to practice medicine in New York State;
      o     the filing of criminal charges against any member of the group;
      o     the death of all of the members of the medical group;
      o the mental or physical disability or incapacity of all members of the medical group that prevents them from rendering services for at least 15 days;
      o the failure of the medical group to practice medicine for a period of at least five days;
      o     the dissolution of the medical group's professional corporation;
      o     the bankruptcy or insolvency of the medical group;
      o any impermissible assignment by the medical group of its obligations under the agreement; or
      o any material breach of the agreement by the medical group that is not cured within 45 days after we give notice of breach, or a longer period if the breach will take longer than 45 days to cure.

      The agreement is terminable by the medical group only upon a material breach of the agreement by us that is not cured by us within 180 days after notice of the breach has been given by the medical group.

      The agreement also includes provisions requiring the parties to keep confidential any proprietary information of the other party and prohibits the members of the medical group from competing with us or inducing any of our employees to leave us.

      The agreement provides that in the event the corporate practice of medicine in New York becomes lawful we will have the right to purchase the medical group's professional practice for $100.

      In March 2001, we entered into an addendum to the management/license agreement with Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, to clarify that the medical group is obligated to continue its research relating to our nuclear pharmaceutical technologies and that all right, title and interest in and to any and all improvements to the nuclear pharmaceutical technologies that derive from the medical group's research belong to ISI.

      Neurosurgery / Neuro-Oncology Research Group

      In November 1999, we entered into a 30-year management/license agreement with Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology. Dr. Mitchell E. Levine is a neurosurgeon with nearly two decades' experience in the surgical management of patients with malignant brain tumors. He is currently the Director of Neurosurgery at New York Hospital, Queens, an attending physician at North Shore University / Long Island Jewish Hospital, and a Clinical Assistant Professor in the Department of Neurosurgery at New York University. Dr. Mitchell
E. Levine is the only member of Mitchell E. Levine, M.D., P.C. Dr. Levine also heads Levine, Overby, Hollis & Eisenberg, a four-physician private medical group located in Great Neck, New York. We do not have any relationship with Levine, Overby, Hollis & Eisenberg.

            Neuro-oncology is the study of tumors of the brain and spinal cord. Neurosurgery is surgery performed on the brain or the spinal cord. A surgeon who performs neurosurgery is a neurosurgeon.

            Pursuant to the agreement with Mitchell E. Levine, M.D., P.C., we provide the medical group with access to research laboratories and treatment facilities of the Center for Molecular Medicine and the Center for Medical Oncology on an as-needed basis, and provide all necessary supplies, including the components of the nuclear pharmaceuticals. We also provide the medical group with all clerical personnel and other non-medical personnel necessary to manage the group's practice and research activities. Pursuant to the agreement, we also license to the group the methods for treating solid tumor cancers covered by patents Nos. 5,424,288, 5,538,726 and 6,074,626 and provide the group with a range of consulting and practice management services, including billing and collection.

            The management/license agreement with Mitchell E. Levine, M.D., P.C., provides that the medical group will pay us license fees on a monthly basis and management fees on a weekly and monthly basis. The weekly management fee covers consulting, billing and collection services and medical supplies. The monthly management fee covers treatment and laboratory space, furnishings and equipment, clerical services and staff and managerial and administrative services. The consulting portion of the weekly management fee is equal to our actual costs plus a percentage of the medical group's billings. The billing and collection services portion of the weekly management fee is based upon a percentage of the medical group's billings. The medical supplies portion of the weekly management fee is equal to our actual costs plus a percentage of such costs as a markup. The weekly fee markup and the monthly license and management fees are set each year in advance by mutual agreement of the parties. The monthly fees are a fixed amount determined each year at the beginning of the year. If an understanding cannot be reached on new fees, then the fees are increased by two factors: the cost of living adjustment as determined by the U.S. Department of Labor and our reasonable evaluation as to any increase in its costs. We billed the medical group fees of $73,822 in 2000. The fees billed in 2000 included $14,400 of license fees. The medical group pays us as it receives payment for its services from its patients and their insurance companies. The medical group paid us $4,335 in 2000 against the fees billed. As of December 31, 2000, the medical group owed us approximately $69,000 against fees billed in 2001 and 2000. As of December 31, 2001, the medical group was owed approximately $23,000 for services rendered to its patients. We intend to carry the amounts owed by the medical group forward. For 2001, the medical group is obligated to pay us a monthly fee of $1,500. The monthly fee includes a management fee of $300 and a license fee of $1,200 for the license of the colloidal P32/MAA technology. The monthly license fee for the radioactive cisplatin technology has not yet been set. This fee will be determined before clinical trials of this technology commence.

            We provided Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, with an advance of approximately $600 in 1999. This advance was repaid in 2000, and at December 31, 2000, we had no advances receivable from Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology.

            We may terminate the management/license agreement upon the following events:

            o the failure of the medical group to pay any fee required under the agreement;
            o the failure of the medical group to repay any working capital advances made by us;
            o     the failure of the medical group to maintain professional
                  liability insurance as required by the agreement;
            o     the revocation or suspension of the license to practice
                  medicine in New York State of any of the members of the medical group;
            o the surrender by any member of the medical group of his or her license to practice medicine in New York State;
            o the filing of criminal charges against any member of the group;
            o     the death of any member of the medical group;
            o the mental or physical disability or incapacity of any member of the medical group that prevents the member from rendering services for at least 15 days;
            o the failure of the medical group to practice medicine for a period of at least 120 consecutive days;
            o the dissolution of the medical group's professional corporation;
            o     the bankruptcy or insolvency of the medical group;
            o any impermissible assignment by the medical group of its obligations under the agreement; or
            o any material breach of the agreement by the medical group that is not cured within 30 days after we give notice of breach, or a longer period if the breach will take longer than 30 days to cure.

      The agreement is terminable by the medical group only upon a material breach of the agreement by ISI that is not cured by us within 135 days after notice of the breach has been given by the medical group.

      The agreement also includes provisions requiring the parties to keep confidential any proprietary information of the other party and prohibits the members of the medical group from competing with us or inducing any of our employees to leave us.

      The agreement provides that in the event the corporate practice of medicine in New York becomes lawful we will have the right to purchase a 50% ownership interest in the medical group's professional practice for $100.

      In March 2001, we entered into an addendum to the management/license agreement with Mitchell E. Levine, M.D., P.C., to clarify that the medical group is obligated to continue its research relating to our nuclear pharmaceutical technologies and that all right, title and interest in and to all improvements to the nuclear pharmaceutical technologies that derive from the medical group's research belong to ISI.

      In January 2000, the Center for Neuro-Oncology, in conjunction with Dr. Wayne Court and the Center for Molecular Medicine, commenced National Cancer Institute listed clinical trials using our patented nuclear isotope delivery technique in recurrent glioblastoma-multiforme, a lethal form of brain tumor. We have licensed our patents to the Center for Neuro-Oncology. The treatments are being performed at Long Beach Medical Center, Long Island, New York. The hospital has purchased and installed stereotaxic framing equipment to accommodate the procedure.

      Medical Oncology / Hematology Research Group

      In August 2000, we entered into a 30-year management/license agreement with New York Medical Oncology, P.C., d/b/a Center for Medical Oncology. The terms of the agreement were substantially the same as the terms of our agreements with Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, and Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology. We terminated the management/license agreement with New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, in July 2001 when the group's principal physician, Dr. Ira Braunschweig, left the group to accept a position in the Oncology Department of Brooklyn Hospital. We have decided not to replace this medical group but rather to obtain all of our medical oncology needs from third party medical groups practicing in the Garden City, New York area. We believe that this approach will be more efficient and will not cause any undue hardship for our two remaining medical groups or their patients.

      As of December 31, 2000, New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, owed us approximately $145,000 against fees billed in 2000. At December 31, 2000, our advances receivable from New York Medical Oncology, P.C., d/b/a Center for Medical Oncology amounted to approximately $93,000.

      The management of medical research groups is subject to sophisticated and complicated governmental regulation. The regulations are susceptible to varying interpretations. Although we have engaged outside counsel on numerous occasions in the past, especially for our management/license agreements, there can be no assurance that we are in compliance with these regulations as they are, or may be, interpreted in the future by governmental authorities. Any such adverse interpretations could have a material adverse effect on our business operations and financial condition.

      We cannot assure you that our existing or future management/license agreements will lead to the development of technology candidates or technologies with commercial potential, that we will be able to obtain proprietary rights or licenses for proprietary rights for our product candidates or technologies developed in connection with these arrangements, or that we will be able to protect the confidentiality of proprietary rights and information developed in such arrangements or prevent the public disclosure thereof.

Third Party Pharmaceutical Company Clinical Trials

      The medical groups we manage also participate in third-party pharmaceutical company clinical trials. EDG does not have any agreements with ImClone Systems, Inc. or any other third party pharmaceutical company sponsoring the clinical trials. In addition, EDG does not have any rights to Centuximab or any of the other drugs used in the third-party clinical trials. However, because certain portions of the weekly management fees we charge the medical groups are based in part on a percentage of their billings, we share in the revenues that the medical groups earn through their participation in the third-party clinical trials. As with the clinical studies of our nuclear pharmaceutical technologies, the medical groups receive payment by the patients' insurance companies and other payors for treatments and procedures that would normally be a part of the treatment protocol for these patients in the absence of the drug or methodology being studied, but are not reimbursed for any investigational drugs administered to the patients unless such reimbursement has been approved by the FDA. The medical groups also receive fees from the third party sponsors of the clinical studies for participating in the studies.

      The Center for Molecular Medicine has been approved as a site for ImClone Systems Inc.'s national clinical trials of Cetuximab by the Institutional Review Board that monitors the clinical trials. Cetuximab is an antibody that is made by immunizing animals against a particular material. In the ImClone study, the animals are being immunized against epidermoid growth factor. Epidermoid growth factor is a material that feeds cancer by feeding a site on the cancer cell called the epidermoid growth factor site. Cetuximab, also called C225, blocks the epidermoid growth factor site, thereby blocking the nutrition of the cancer cell. Blocking the nutrition of the cancer cell helps kill the cancer when combined with drugs or radiation. ImClone is conducting a Phase III Cetuximab study for patients with locally advanced squamous cell cancer of the head and neck. Squamous cells are one of the three types of cells found in the human body. Squamous cells are small and scale-like and exist in the skin and esophagus, among other places. The Center for Molecular Medicine has executed a clinical study agreement with ImClone to serve as a site for this study. The Center for Molecular Medicine began to accrue patients for the study in January 2001.

      The medical groups we manage hope to collaborate with several other pharmaceutical companies. Nevertheless, the medical groups may not be able to obtain agreements to participate in additional third party clinical trials. Participation in third-party clinical trials enhances the stature of the medical groups in the medical research community and increases the revenues earned by the medical groups. The applications for selection to participate in third party clinical trials are made by the medical groups. Typically, the selection process consists of an inspection of the site by representatives of the third party pharmaceutical company.

      The testing, manufacturing, marketing and distribution of biopharmaceutical products carry material risk of product liability. Although the medical groups we manage each carry medical malpractice insurance, none of the medical groups currently has product liability or clinical studies liability insurance. A successful product liability claim against one or more of the medical groups that is not adequately covered by insurance could cause one or more of the groups to go out of business, which could reduce our revenues and delay or even curtail our ability to develop our nuclear pharmaceutical technologies.

Business Strategy

      We hope to accomplish the following short-term goals:

      o     Commence clinical trials for radioactive cisplatin.

      o Continue to help the medical groups that we manage accrue patients and conduct FDA clinical trials for our colloidal P32/MAA technology.

      o Help the medical groups that we manage achieve their revenue capacities in order to fund research. We intend to accomplish this by launching a public relations and radio advertising campaign on their behalf, in select United States markets.

      o Upgrade and further develop the existing website that we have created for the medical groups we manage, located at http://www.cancerhelpcenter.com. We are enhancing this website to describe the various types of research and treatment offered by the medical research groups that we manage. We anticipate that the website will be made interactive to help the medical groups attract patients for the ongoing clinical trials.

      o Develop a second, corporate, website using the registered domain name http://www.isotopesolutions.com. We are actively working with a web design group to produce a corporate website to disseminate information about our corporation, and its technologies and management clients, over the Internet. In addition, we intend to translate both our corporate website and the website we have created for the medical groups we manage into foreign languages to obtain similar information and exposure in Asia and the Middle East.

      o     Expand clinical trial activities for major pharmaceutical companies.

      We intend to remain focused on the following long-term goals:

      o Establish the efficacy of radioactive cisplatin and establish a marketing and distribution partnership with a major pharmaceutical company.

      o Develop colloidal P32/MAA kits and a physician-training program to license to other cancer centers and hospitals.

      o Research and develop new therapeutic nuclear pharmaceuticals and technologies.

Patents and Proprietary Rights

      We believe that adequate protection of our proprietary technology is a vital aspect of our business activities. Consequently, we pursue patent protection for our proprietary technology in the United States and in foreign countries to the extent we deem necessary to protect development of our technologies.

      We own three U.S. full utility patents covering our nuclear pharmaceutical technologies:

      Patent No. 5,424,288, for proprietary technology regarding use of a "Method of Treating Solid Tumor Cancers Utilizing Macro Aggregated Proteins and Colloidal Radioactive Phosphorous," was issued to Dr. Stanley E. Order on June 13, 1995, and formally assigned to ISI by Dr. Order in March 1999. The application for this patent was a continuation-in-part of application Ser. No. 08/183,463, filed on Jan. 19, 1994, entitled "Method and Compositions for Delivering Cytotoxic Agents to Cancer."

      Patent No. 5,538,726, for proprietary technology regarding a "Method and Compositions for Delivering Cytotoxic Agents to Cancer," was issued to Dr. Order on July 23, 1996 and formally assigned by Dr. Order to ISI in August 2000.

      Patent No. 6,074,626, for proprietary technology regarding use of "Radioactive Cisplatin in the Treatment of Cancer," was issued to Dr. Order on June 13, 2000. Dr. Order previously assigned the application for this patent to ISI in March 1999.

      Dr. Order assigned each of these patents to us in consideration of one dollar and our agreement to provide services under the management/license agreement with Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine. Patents 5,424,288 and 5,538,726 had been orally assigned to ISI by Dr. Order in December 1997 when the parties entered into the management/license agreement. We are not obligated to pay him or his medical group any royalties in the future.

      These patents are use patents. Patents Nos. 5,424,288 and 5,538,726 give us exclusive rights to the manner in which we are using the patented technology to treat cancer. Patent No. 6,074,626 gives us exclusive rights to the use of radioactive cisplatin in the treatment of cancer. These patents do not give us the right to prevent others from using these drugs in other ways.

      In June 2001, Dr. Wayne Court and the Center for Molecular Medicine filed and assigned to ISI two provisional U.S. patent applications covering nine new radiopharmaceutical technologies. We are preparing to file full utility U.S. patent applications covering these nine new radiopharmaceutical technologies.

      These nine new radiopharmaceutical technologies are all platinum-based drugs that are similar in nature to our radioactive cisplatin technology. The pending applications cover three isotopic forms of the drugs Carboplatin, Iproplatin and JM216, as follows:

      1.    191Pt-Carboplatin
      2.    193mPt-Carboplatin
      3.    195mPt-Carboplatin
      4.    191Pt-JM216
      5.    193mPt-JM216
      6.    195mPt-JM216
      7.    191Pt-Iproplatin
      8.    193mPt-Iproplatin
      9.    195mPt-Iproplatin

      These technologies are in an early stage of development and we cannot assure you that we will be able to develop any of them successfully.

      Our success depends in part upon our ability to obtain and maintain rights to our nuclear pharmaceuticals. We rely on our patents, trade secrets and trademarks to protect our proprietary rights. It is possible that competitors may infringe our patents or successfully avoid them through design innovation. The cost of litigation to uphold the validity of our patents and to prevent infringement could be substantial and the litigation may consume time and other resources. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Moreover, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop a competitor from using our technologies. There is also the risk that, even if the validity of our patent were upheld, a court would refuse to stop the other party on the ground that its activities do not infringe our patents. Policing unauthorized use of our intellectual property is difficult and expensive, and we may be unable to prevent misappropriation of our proprietary rights.

Government Regulation

      United States and international government regulation of the biopharmaceutical industry is a significant factor in our activities and the activities of the medical groups we manage. In the United States the Food and Drug Administration oversees clinical testing, manufacturing, marketing approval and promotion of products for human therapeutic use through rigorous mandatory procedures and safety. The FDA requires satisfaction of several procedures before it will approve a pharmaceutical product for sale in the United States. These include preclinical tests, submission of an application for an Investigational New Drug which must become effective before commencing human clinical trials, thoroughly documented and supervised human clinical trials to determine drug safety and efficacy in its intended application, submission and acceptance of a New Drug Application in the case of drugs, or a Biologics License Application in the case of biologics, and approval of the New Drug Application or Biologics License Application before commercial sale or shipment of the drug or biologic. Biologics are materials derived from natural biology and used in the treatment of humans. Each domestic drug manufacturer also must be registered or licensed with the FDA. Domestic manufacturers are also subject to inspections by the FDA and by other federal, state and local agencies and must comply with the FDA's Good Manufacturing Practices.

      Clinical trials are typically conducted in three sequential phases, which may overlap. Phase I clinical studies test dosage and tolerance upon initial introduction of the drug to humans. Phase II clinical studies document evaluation of drug safety and efficacy. Phase III trials document large-scale evaluation of drug safety and efficacy and typically use much larger patient pools, depending on the type of marketing approval that is sought.

            Clinical testing and the FDA approval process for a new product usually lasts several years and involves substantial financial and other resources. The FDA may grant approval of a drug for a particular indication or may grant approval pending further post-marketing testing. In addition, further clinical studies may be required to provide additional safety data or to gain approval for a product application that is different from the product application that was approved originally. Any safety concerns relating to our technologies may result in withdrawal of the technologies from the market or restrictions on their future use.

      Currently, only our colloidal P32/MAA technology is being studied, since our radioactive cisplatin technology has only recently been approved by the FDA for clinical trials. The medical groups we manage are presently preparing a Phase I study of our radioactive cisplatin technology and we expect that this study will commence in the fourth quarter of 2001. The timing of the commencement of the study will depend primarily on how quickly the medical groups can attract patients for the study.

      FDA regulations require that all research conducted in humans be approved by an Institutional Review Board before initiation and during the course of the study. The IRB is an independent organization responsible for assuring that the rights, welfare and safety of the human subjects are protected during the clinical study. All clinical studies pertaining to our colloidal P32/MAA have received initial and ongoing approval from the appropriate IRBs.

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

      The health care industry is subject to extensive federal, state and local laws and regulations that are not always clear or consistently applied, and compliance may impose a burden on our operations. Violation of applicable laws or regulations or involvement in any judicial or regulatory proceeding, regardless of its merit, could have a material adverse affect on our business, operating results and financial condition. Government legislation regulating health care may materially affect the biopharmaceutical industry's profitability. Federal, state and local officials and legislators, as well as foreign government officials and legislators, have discussed a variety of health care system reforms that may affect our revenues. Changes in government regulation of the health care system could harm our business.

Competition

      Competition in the biopharmaceutical industry and the cancer treatment technology arena is intense. Factors such as technology performance, patient compliance, physician acceptance, ease of use, safety, price, marketing, distribution and adaptability of administration are crucial to capturing market position in our industry. Competition may also be based on other companies' development of alternative products and approaches for the treatment, diagnosis or prevention of the same diseases as our products.

      Competition from other companies is affected by scientific and technological factors, the availability of patent protection, the ability to commercialize technological developments, the ability to obtain government approval for testing, manufacturing and marketing and the economic factors resulting from the use of those products. Many companies, both public and private, including well-known pharmaceutical and chemical companies, virtually all of which have greater capital resources than we do, are seeking to develop cancer treatment technologies similar to ours. In addition, colleges, universities, and public and private research institutions are similarly seeking to establish proprietary rights to these product technologies.

      We have long-term management/license agreements with each of the medical groups that we manage. The focus of our business has changed from medical group management to the development of our nuclear pharmaceuticals. While we may contract with additional medical groups for the purpose of conducting new or additional clinical trials of our nuclear pharmaceuticals or to license our technologies to them, we do not intend to enter into management agreements with any additional medical groups solely to increase or improve our revenues or profitability. Our managed medical groups have limited ability to terminate their management/license agreements with us. However, in the event one or more of our relationships with the medical groups we manage is terminated, we may be required to offer our services to other medical groups. In the event we offer our services to other medical groups, we would face competition from other providers of medical management services, including hospitals and established groups of physicians willing to acquire the practices of other physicians. If one or both of our existing management/license agreements is terminated and we are unable to enter into management/license agreements with other medical groups, we could lose a significant portion of our operating revenues and our ability to develop our nuclear pharmaceutical technologies could be impaired.

      We face established and well-funded competition from other companies developing cancer treatment technologies. More specifically, we face competition from other companies developing nuclear pharmaceuticals and radio-pharmaceuticals for therapeutic purposes. Radio-pharmaceuticals include nuclear pharmaceuticals, which are drugs that are made radioactive by attaching or creating an isotope to the drug, and drugs that are made radioactive by bombarding them with radiation. These competitors include NeoRx Corporation, Cytogen Corporation, DuPont Pharmaceuticals Company and MDS Nordion. To our knowledge, we have no competitors that are developing nuclear or radio-pharmaceuticals that parallel our technologies.

      Many of our competitors are more familiar with pre-clinical and clinical product development, as well as government regulatory processes, than we are. The biopharmaceutical products that we are developing compete with existing and new drugs designed by established pharmaceutical, chemical, and academic entities worldwide. Our competitors may have, or may develop and introduce, new products that would render our technologies and products under development less competitive, uneconomical or obsolete. Our failure to compete effectively may materially and adversely affect our business, operating results, and financial condition.

Marketing

      We currently promote our services through our managed research medical groups' activities and their joint website, www.cancerhelpcenter.com, which receives approximately 10,000 hits per week.

      The medical groups that we manage have treated over 500 patients in the last three years. We intend to increase marketing efforts to help these medical groups achieve greater market recognition. One of the ways we are doing this is by upgrading the website we have created for the medical groups. We hope that with an improved, interactive, design the website will attract and help recruit patients for the clinical studies these groups are conducting.

      We are in the process of upgrading and further developing the website that we have created for the medical groups we manage. We anticipate that the website will be made interactive to assist in national and international patient accrual for the ongoing clinical trials. In addition, we intend to translate the website into foreign languages to obtain similar information and exposure in Asia and the Middle East.

      We are developing a second, corporate website using the registered domain name http://www.isotopesolutions.com. We are working with a web design group to produce a corporate website to disseminate information about our corporation, and its technologies and management clients, over the Internet. We intend to use this website to obtain market and user information about our technologies and potential licensees of our nuclear pharmaceutical technologies. We plan to pursue contracts with various companies and consultants to obtain visibility of the website on major Internet search engines. We also intend to translate the website into foreign languages to disseminate information regarding our technologies and gather information about potential licensees of our nuclear pharmaceutical technologies in Asia and the Middle East.

      We plan to market our nuclear pharmaceutical technologies through the distribution of kits, establishment of training centers and by licensing the technologies for use by physicians. We cannot begin marketing these technologies until they are approved by the FDA.

      We have limited experience in marketing biopharmaceutical products. We cannot assure you that we will be able to expand our marketing capabilities successfully. Our inability to establish adequate marketing capabilities may materially and adversely affect our business operations.

Employees

      We have two full-time management employees, three full-time administrative employees and one part-time administrative employee. None of our employees is currently covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

      As of December 31, 2000, Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, owed us an aggregate of approximately $487,000 against fees billed in 2001 and 2000. As of December 31, 2000, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, owed us approximately $69,000 against fees billed in 2000, and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, owed us approximately $145,000 against fees billed in 2000.

      Typically, there is a lag between our invoice to the medical groups and payment of the invoices by the medical groups. The lag exists because the medical groups must receive payment for their services from the patients and their insurance companies before they can pay us, and patients and their insurance companies do not always pay the medical groups' invoices promptly. Since the medical groups' patient receivables may not be fully collectible from the patients or their insurance companies, the medical groups may experience write-offs of uncollectible amounts. However, the medical groups are still liable to us for our fees, even though we record an allowance against our receivable based on the net receivables of the medical groups. At December 31, 2000, Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, was owed approximately $192,000 for services rendered to its patients, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, was owed approximately $23,000 for services rendered to its patients and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, was owed approximately $39,000 for services rendered to its patients. As of December 31, 2000, we recorded a provision of $520,000 (as restated) against fees receivable from the medical groups.

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

Results of Operations

Years Ended December 31, 2000 and 1999

Revenues

      Revenues for the year ended December 31, 2000, were $1,013,749, as compared to $1,225,766 for the year ended December 31, 1999. This decrease of $212,017, or 17.3%, was due to diminished revenue generated during this period by the medical groups we manage. To date, the ability of the medical groups to attract patients, and income derived from the treatment of those patients, has depended to a great extent on our public relations efforts, which have resulted in extensive media exposure. In 2001, we have embarked on a comprehensive advertising program to complement our existing public relations efforts.

Costs and Expenses

      Costs of revenues were $418,947 for the year ended December 31, 2000, and $493,409 for the year ended December 31, 1999. This decrease of $74,462, or 15.1%, was the result of a decrease in medical supplies required. Research and development expenses increased from $611,190 for the year ended December 31, 1999, to $791,336 for the year ended December 31, 2000. This increase of $180,146, or 29.5%, was due to an increase in isotope costs and wage increases, as well as new hires attributable to commencement of clinical trials for the treatment of high-grade brain tumors under ISI's contract with Mitchell E. Levine, MD, PC d/b/a Center for Neuro-Oncology. General and administrative expenses were $891,232 for the year ended December 31, 2000, and $166,872 for the year ended December 31, 1999. This increase of $724,360, or 434.1%, was primarily due to (a) an increase in professional fees associated with our status as a publicly held entity and costs incurred in the submission of a registration statement to the Securities and Exchange Commission, (b) a finder's fee of $84,000 paid in connection with the acquisition of ISI, (c) wage increases and new hires and (d) a provision for uncollectible fees receivable and advances made of $570,000.

      From 1997 through December 31, 2000, we incurred an aggregate of approximately $1,467,000 in research and development costs relating to our colloidal P32/MAA technology, and approximately $190,000 in research and development costs relating to our radioactive cisplatin technology.

Net Income (Loss)

      For the year ended December 31, 2000, we had a net loss of $925,671 ($.11 per share) versus a net loss of $36,155 ($.00 per share) for the year ended December 31, 1999. This increase in the loss was due to both the decrease in revenues and increase in costs and expenses as described above.

Liquidity and Capital Resources

      At December 31, 2000, our balance sheet reflected cash of $1,032,563, working capital of $1,368,119 and a current ratio of 16.0 to 1. At our year-end of December 31, 1999, the balance sheet reflected cash of only $19,145, working capital of $334,000 and a current ratio of 3.3 to 1. The primary reason for the positive increase in our liquidity was the completion of a private placement of common stock in September 2000, which resulted in net cash proceeds of approximately $1,900,000.

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

                                                  1997             1998             1999             2000
      Stanley E. Order, M.D., P.C
      Advances                                   $56,154        $  64,241         $ 27,111         $ 75,000
      Repayments                                      --         (120,395)         (27,111)         (20,000)
      Interest                                        --               --               --              169
                                                 -------        ---------         --------         --------
      Advances receivable - end of period        $56,154               --               --         $ 55,169

      Mitchell E. Levine, M.D., P.C
      Advances                                        --               --              555               --
      Repayments                                      --               --               --             (555)
      Interest                                        --               --               --               --
                                                 -------        ---------         --------         --------
      Advances receivable - end of period             --               --         $    555               --

      New York Medical Oncology, P.C
      Advances                                        --               --               --           91,816
      Repayments                                      --               --               --               --
      Interest                                        --               --               --            1,510
                                                 -------        ---------         --------         --------
      Advances receivable - end of period                                                          $ 93,326

      As of December 31, 2000, we recorded a provision of $50,000 (as restated) against advances receivable from the medical groups.

      Cash received from the medical groups is first applied to reduce working capital advances made and is then applied to fees receivable.

Forward-Looking Statements

      Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

                 o    "may"                o   "plans"
                 o    "will"               o   "expects"
                 o    "should"             o   "believes"
                 o    "estimates"          o   "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, the risks described in Exhibit 99.1 to this report, including our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business and our dependence on a few managed medical groups, as well as our ability to protect our intellectual property rights.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by Item 7 are included in this report beginning on page F-1.

ITEM 13.              EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      Exhibit
      Number                             Description
      ------        ------------------------------------------------------------

        2.1 Agreement and Plan of Merger dated as of September 8, 2000, by and among the registrant, ISI Merger Sub, Inc., and Molecular Radiation Management, Inc. (1)
        3.1         Certificate of Incorporation of the registrant. (2)
        3.2         By-Laws of the registrant. (2)
        4.1         Specimen of registrant's common stock certificate. (2)
        4.3 Form of warrant agreement for warrants issued to G-V Capital, Inc. and its designees on September 26, 2000.
                    (4)
        10.1 Registration Rights Agreement, dated as of September 8, 2000, by and among Crown Cove Associates, LLC, Jack Schwartzberg, Robert Keating, Bruce Baron, Dennis Shields, Dennis Quirk, Harvey L. Greenberg, Harriet Greenberg, Shraga David Aranoff, Richard Friedman, Jeff Markowitz, Lawrence Kaplan, Stanley Kaplan, Edmond O'Donnell, and the registrant.
        10.2 Employment Agreement, dated as of September 8, 2000, by and between the registrant and Jack Schwartzberg. (3)
        10.3 Employment Agreement, dated as of September 8, 2000, by and between the registrant and Shraga D. Aranoff. (3)
        10.4 Practice Management Services Agreement by and between Stanley E. Order, M.D., P.C. d/b/a Center for Molecular Medicine, and Molecular Radiation Management, Inc., dated as of December 1, 1997. (3)
        10.5 Practice Management Services Agreement by and between Mitchell E. Levine, M.D., P.C. and Molecular Radiation Management, Inc., dated as of January 1, 2000. (3)
        10.6 Practice Management Services Agreement by and between New York Medical Oncology, P.C. and Molecular Radiation Management, Inc., dated as of September 1, 2000. (3)
        10.7 Lease dated as of August 1, 2000 by and between Scott Hotel Company, LLC, and Molecular Radiation Management, Inc. (3)
        10.8 License Agreement dated as of November 24, 1997, by and between Nassau Radiologic Group, P.C. and Molecular Radiation Management, Inc. (3)
        10.9        Registrant's 2000 Long-Term Incentive Plan. (4)
        10.10 General Consulting Agreement, dated August 18, 2000, by and between Center for Molecular Medicine and Chesapeake Regulatory Group.*
        10.11 Intellectual Property Addendum to Practice Management Services Agreement, dated March 27, 2001, by and among Isotope Solutions, Inc., Molecular Radiation Management, and New York Medical Oncology, P.C. (d/b/a Center for Medical Oncology). *
        10.12 Intellectual Property Addendum to Practice Management Services Agreement, dated March 27, 2001, by and among Isotope Solutions, Inc., Molecular Radiation Management, and Stanley E. Order, M.D., P.C. (d/b/a Center for Molecular Medicine). *
        10.13 Intellectual Property Addendum to Practice Management Services Agreement, dated March 27, 2001, by and among Isotope Solutions, Inc., Molecular Radiation Management, and Mitchell E. Levine, M.D., P.C. (d/b/a Center for Neuro-Oncology). *
        10.14 Assignment of Patent No. 5,424,288, dated March 29, 1999, by Dr. Stanley E. Order to Molecular Radiation Management, Inc. *
        10.15 Assignment of Patent No. 5,538,726, dated August 8, 2000, by Dr. Stanley E. Order to Molecular Radiation Management, Inc. *
        10.16 Assignment of Patent Application Serial Number 09/272,549, dated March 29, 1999, by Dr. Stanley E. Order to Molecular Radiation Management, Inc. *
        21.1        Subsidiaries of the registrant. (4)
        99.1        Risk factors.

----------

(1) Incorporated by reference to EDG's Current Report on Form 8-K filed on September 19, 2000.

(2) Incorporated by reference to EDG's Registration Statement on Form S-18 (File No. 33-37674-NY).
(3) Incorporated by reference to EDG's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 28, 2000.
(4) Incorporated by reference to EDG's Registration Statement on Form SB-2, filed on February 7, 2001.

*Previously filed.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2001.

                                   EDG CAPITAL, INC.


                                   By /s/ Shraga David Aranoff
                                      -------------------------------------
                                          Shraga David Aranoff, Chief Operating
                                          Officer and Vice President

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

Independent Auditors' Report - Predecessor Auditor                          F-3

Consolidated Financial Statements:

     Balance Sheets as of December 31, 2000 and 1999                        F-4

     Statements of Operations for the Two Years in the Period
       Ended December 31, 2000                                              F-5

     Statement of Shareholders' Equity for the Two
       Years in the Period Ended December 31, 2000                          F-6

     Statements of Cash Flows for the Two Years in the Period
       Ended December 31, 2000                                              F-7

Notes to Consolidated Financial Statements of EDG Capital, Inc.
and Subsidiary                                                              F-8

Unaudited Financial Statements of Stanley E. Order, M.D., P.C.:

      Balance Sheets as of December 31, 2000 and 1999                      F-20

      Statements of Operations (and Deficit) for the Years Ended
        December 31, 2000 and 1999                                         F-21

      Statements of Cash Flows for the Years Ended
        December 31, 2000 and 1999                                         F-22

Notes to Unaudited Financial Statements of Stanley F. Order, M.D., P.C     F-23

Independent Auditors' Report

To the Board of Directors and Shareholders
EDG Capital, Inc.
Garden City, New York

We have audited the accompanying consolidated balance sheet of EDG Capital, Inc. (a New York corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (as restated - see Note 11). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


                                                  LAZAR LEVINE & FELIX LLP

New York, New York
March 23, 2001

KURCIAS, JAFFE & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
EDG Capital, Inc.
Garden City, New York

                                                    Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of EDG Capital, Inc., (a New York corporation) and subsidiary as of December 31, 1999 (as restated - see Notes 1 and 11) and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Great Neck, New York
August 11, 2000


                                                /s/ Kurcias, Jaffe & Company LLP
                                                Kurcias, Jaffe & Company LLP
                                                Certified Public Accountants

                        EDG CAPITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                   - ASSETS -
                                                                                           2000              1999
                                                                                       (as restated      (as restated -
                                                                                       -------------       See Note 1
                                                                                      - see Note 11)         and 11)
CURRENT ASSETS:
     Cash                                                                               $ 1,032,563         $ 19,145
     Fees receivable - net of allowance for doubtful accounts of $520,000 for
      2000 (Note 3a)                                                                        181,647          435,421
     Income tax refund receivable                                                            15,258               --
     Loans and advances - net (Note 3b)                                                      98,495              555
     Deferred tax asset (Note 8)                                                             36,550               --
     Prepaid expenses and other                                                              94,893           25,020
                                                                                        -----------         --------

TOTAL CURRENT ASSETS                                                                      1,459,406          480,141
                                                                                        -----------         --------
FIXED ASSETS - NET (Note 4)                                                                  90,209            9,697
                                                                                        -----------         --------

OTHER ASSETS:
     Intangible assets - net (Note 5)                                                        13,386            7,393
     Security deposits and other                                                              2,694            2,694
     Deferred tax asset (Note 8)                                                            104,787               --
                                                                                        -----------         --------
                                                                                            120,867           10,087
                                                                                        -----------         --------

                                                                                        $ 1,670,482         $499,925
                                                                                        ===========         ========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable                                                                   $    73,746         $ 70,007
     Accrued expenses                                                                        17,541            4,134
     Deferred revenue (Note 3a)                                                                  --           72,000
                                                                                        -----------         --------

TOTAL CURRENT LIABILITIES                                                                    91,287          146,141
                                                                                        -----------         --------

COMMITMENTS AND CONTINGENCIES (Notes 9, 10 and 12)

SHAREHOLDERS' EQUITY (Notes 6 and 7):
     Common stock, par value $.001; authorized 50,000,000 shares; 11,052,232 and
      8,004,014 shares issued and outstanding in 2000 and 1999, respectively                 11,052            8,004
     Additional paid-in capital                                                           2,470,507          322,473
     Retained earnings (accumulated deficit)                                               (902,364)          23,307
                                                                                        -----------         --------

                                                                                          1,579,195          353,784
                                                                                        -----------         --------

                                                                                        $ 1,670,482         $499,925
                                                                                        ===========         ========

                             See accompanying notes.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   2000               1999
                                                               ------------       -------------
                                                               (as restated        (as restated
                                                                - see Note        - see Notes 1
                                                                    11)               and 11)
REVENUE:
  Management fees                                               $   884,249         $ 1,148,966
  License fees                                                      129,500              76,800
                                                                -----------         -----------
                                                                  1,013,749           1,225,766
                                                                -----------         -----------

COSTS AND EXPENSES:
  Costs of revenues                                                 418,947             493,409
  Research and development                                          791,336             611,190
  General and administrative expenses                               891,232             166,872
  Interest expense                                                    3,030                  --
  Interest and other income                                         (24,518)            (19,646)
                                                                -----------         -----------
                                                                  2,080,027           1,251,825
                                                                -----------         -----------

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES         (1,066,278)            (26,059)

  Provision (credit) for income taxes (Note 8)                     (140,607)             10,096
                                                                -----------         -----------

NET INCOME (LOSS)                                               $  (925,671)        $   (36,155)
                                                                ===========         ===========

EARNINGS (LOSS) PER COMMON SHARE:

    Basic and fully diluted                                     $     (0.11)        $       .00
                                                                ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                               8,451,616           7,440,005
                                                                ===========         ===========

                             See accompanying notes.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                   Additional                             Total
                                                                    Common          Paid-In         Accumulated       Shareholders'
                                                    Shares           Stock          Capital           Deficit            Equity
                                                  ----------        -------        ----------        ---------         -----------
Balance at December 31, 1998, as restated          8,004,014        $ 8,004        $  322,473        $  59,462         $   389,939

Net income for the year (as restated - see
   Notes 1 and 11)                                        --             --                --          (36,155)            (36,155)
                                                  ----------        -------        ----------        ---------         -----------

Balance at December 31, 1999                       8,004,014          8,004           322,473           23,307             353,784

Shares issued in private placements                2,880,831          2,881         2,013,204               --           2,016,085

Compensatory shares                                  167,387            167           134,830               --             134,997

Net loss for the year (as restated - see
   Note 11)                                               --             --                --         (925,671)           (925,671)
                                                  ----------        -------        ----------        ---------         -----------

Balance at December 31, 2000                      11,052,232        $11,052        $2,470,507        $(902,364)        $ 1,579,195
                                                  ==========        =======        ==========        =========         ===========

                             See accompanying notes.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                  2000              1999
                                                                             --------------    ---------------
                                                                             (as restated -     (as restated -
                                                                              see Note 11)     see Notes 1 and
                                                                             --------------          11)
                                                                                               ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $  (925,671)        $(36,155)
     Adjustments to reconcile net income (loss) to net cash flows from operating activities:
        Depreciation and amortization                                              13,984           16,456
        Allowance for doubtful accounts                                           570,000               --
        Compensatory shares                                                       134,997               --
        Deferred taxes                                                           (141,337)              --
     Changes in operating assets and liabilities:
        Fees receivable                                                          (266,226)          56,184
        Prepaid expenses and other                                                (85,131)         (42,196)
        Accounts payable                                                            3,739          (33,370)
        Accrued expenses                                                           13,407              (43)
        Deferred revenue                                                          (72,000)          72,000
                                                                              -----------         --------
        Net cash (used) provided by operating activities                         (754,238)          32,876
                                                                              -----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                      (93,940)         (11,715)
        Loans and advances
                                                                                 (147,940)              --
        Patent costs                                                               (6,549)          (7,654)
                                                                              -----------         --------
        Net cash (used) by investing activities                                  (248,429)         (19,369)
                                                                              -----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from sale of common shares                                 2,016,085               --
                                                                              -----------         --------
        Net cash provided by financing activities                               2,016,085               --
                                                                              -----------         --------

NET INCREASE IN CASH                                                            1,013,418           13,507

CASH, BEGINNING OF YEAR                                                            19,145            5,638
                                                                              -----------         --------

CASH, END OF YEAR                                                             $ 1,032,563         $ 19,145
                                                                              ===========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid                                                         $     3,030         $     --
        Income taxes paid                                                           3,901           26,079

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

            The merger was accounted for and retroactively restated as a recapitalization rather than a business combination and accordingly, no goodwill has been recognized in this transaction. Historical information presented herein, for periods prior to the merger, have been restated to reflect only the operations of ISI, the operating company and the new reporting entity. The Company has also adopted the fiscal year end of ISI which is December 31. EDG Capital, Inc., the former reporting company, had no operations prior to the recapitalization.

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

      (d)   Concentration of Credit Risk:

            Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and fees receivable. The Company, from time to time, maintains cash balances which exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. With respect to fees receivable, the Company limits its credit risk by performing ongoing credit evaluations and, has a security interest in the accounts receivable of the medical groups it manages. See also Note 3.

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

      (j)   Revenue Recognition:

            The Company has entered into various agreements to provide full business support to various un-related medical groups (See Note 1). The services the Company is to provide include, but are not limited to, treatment and laboratory space, furnishings and equipment, medical supplies and medicines, clerical and other non-medical services and staff, managerial and administrative services, consulting, and billing and collection. Revenues generated from such services are recognized as such services are provided. In addition, the Company also licenses several patents to these medical groups for treating solid tumor cancer for which a monthly license fee is charged.

            The Company charges the medical groups license fees on a monthly basis and management fees on a weekly and monthly basis. The weekly management fee covers consulting, billing and collection services and medical supplies. The monthly management fee covers treatment and laboratory space, furnishings and equipment, clerical services and staff and managerial and administrative services. The billing and collection services portion of the weekly management fee is based upon a percentage of the medical group's billings. The consulting and medical supplies portions of the weekly management fee are each equal to the Company's actual costs plus a percentage of such costs as a markup.

            The agreements entered into with the medical groups do not provide for relief against amounts owed to the Company. Management fees owed are based on the original amounts billed, whether or not the medical groups experience write-offs of uncollectible amounts from their patients and/or their patients' insurance carriers. However, the Company provides for an allowance against fees receivable to reflect the medical groups' ability to pay (i.e. cash generated by the medical groups upon collection of patient receivables). The Company has evaluated the patient receivables of each individual practice group and, based on this analysis, has determined that an allowance of $520,000 in the aggregate is required at December 31, 2000.

            In addition, the Company also licenses several patents to these medical groups for treating solid tumor cancer for which a monthly license fee is charged.

            (See Note 2n below).

      (k)   Marketing and Business Promotion:

            The Company expenses all marketing and business promotion expenditures as incurred. The Company incurred $64,778 and $67,748 in marketing and business promotion costs during 2000 and 1999, respectively.

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

      (n)   New Accounting Standards (Continued):

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

      (b)   Loans and Advances:

            The Company periodically makes working capital advances to the three medical groups it currently manages. Such advances bear interest at an annual rate of 8%. Interest earned for 2000 aggregated $1,680 and is included in the balance receivable (net) as of December 31, 2000 of $98,495.

            Repayments made by the three medical groups are first applied to reduce the working capital advances and then to fees receivable.

            As of December 31, 2000, the Company has recorded an allowance of $50,000 against the working capital advances made to one practice group, where collection of the entire balance owed seems doubtful.

NOTE 4 - FIXED ASSETS:

            Fixed assets consisted of the following as of December 31, 2000 and 1999.

                                                                      2000           1999
                                                                    --------        -------
            Computer and telephone equipment                        $ 85,683        $55,161
            Medical equipment                                          5,229             --
            Furniture and fixtures                                    21,052         12,685
            Leasehold improvements                                    49,822             --
                                                                    --------        -------
                                                                     161,786         67,846
            Less:  accumulated depreciation and amortization          71,577         58,149
                                                                    --------        -------
                                                                    $ 90,209        $ 9,697
                                                                    ========        =======

            Depreciation and amortization amounted to $13,428 and $16,195 for 2000 and 1999, respectively.

NOTE 5 - INTANGIBLE ASSETS - PATENTS:

            The Company owns all rights to three patents developed by a principal physician of one of the managed medical groups, which were assigned to ISI at a nominal cost of $1.00 each. The physician assigned the patents to ISI because ISI agreed to help him establish a practice and to provide the space, supplies, equipment and working capital advances, pursuant to the management/license agreement, to enable him to do so. Fees associated with establishing, filing and re-registering these patents have been capitalized and are being amortized over their remaining useful lives ranging from 9 to 19 years. Amortization for the years ended 2000 and 1999 aggregated $556 and $261, respectively.

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

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                         2000
                                                                      ----------
              Pro forma net income                                    $(978,171)
              Pro forma earnings per common share:
                   Basic                                                   (.12)
                   Diluted                                                 (.12)

            A summary of the Company's stock option activity, and related information for the year ended December 31, 2000 follows:

                                                                                                 2000
                                                                                   ----------------------------------
                                                                                                        Weighted-
                                                                                                         Average
                                                                                      Options            Exercise
                                                                                       (000)               Price
                                                                                   -------------      ---------------
              Outstanding at the beginning of the year                                        --          $    --
              Granted                                                                    673,000            .8065
              Exercised                                                                       --               --
                                                                                   -------------
              Outstanding at the end of the year                                         673,000            .8065
                                                                                   =============
              Exercisable at the end of the year                                              --
                                                                                   =============

              Weighted-average fair value of options granted during the year       $         .52
                                                                                   =============

            The weighted-average remaining contractual life of these options is 3 years.

NOTE 8 - INCOME TAXES:

            The provision for income taxes is composed of the following:

                                                      2000             1999
                                                   ---------         -------
            Current:
              Federal                              $      --         $ 5,796
              State                                       --           4,300

            Deferred:
              Federal                               (110,236)             --
              State                                  (30,371)             --
                                                   ---------         -------
                                                   $(140,607)        $10,096
                                                   =========         =======

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

            The components of deferred income taxes are as follows:

                                                      2000             1999
                                                   ---------         -------
            Net operating loss carryforward        $ 246,337         $    --
            Less:  valuation allowance              (105,000)             --
                                                   ---------         -------
                                                   $ 141,337         $    --
                                                   =========         =======

            The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense attributable to income before cumulative effect of accounting changes is:

                                                                   2000             1999
                                                                 -------          -------
            Tax at U.S. statutory rates                           (34.00)%          34.00%
            State income taxes net of federal tax benefit          (5.91)            6.18
            Other - net                                            15.17           (18.20)
                                                                 -------          -------
                                                                   24.74%           21.98%
                                                                 =======          =======

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

NOTE 11 - RESTATEMENTS:

            The Company has further reviewed the collectibility of its accounts receivable and loans and advances receivable and has determined that an increase in the allowance for doubtful accounts of $520,000 and $50,000, respectively, was necessary as of December 31, 2000. The Company also determined that revenues recognized during 1999 aggregating $72,000 pertained to the 2000 year. Accordingly, the Company has restated its 2000 and 1999 financial statements to reflect the increased allowance for doubtful accounts and the recognition of the revenues deferred as of December 31, 1999.

            The following tables present the impact of the restatements:

                                                      As Previously
                                                        Reported           As Restated
                                                      -------------        -----------
            Year Ended December 31, 2000:
             Balance Sheet:
              Accounts receivable - net               $   701,647         $   181,647
              Loans and advances - net                    148,495              98,495
              Accumulated deficit                        (332,364)           (902,364)

                                                      As Previously
                                                        Reported           As Restated
                                                      -------------        -----------
            Year Ended December 31, 2000:
             Statement of Operations:
              License fee revenues                    $    57,500         $   129,500
              Costs and expenses                        1,510,027           2,080,027
              Net loss                                   (427,671)           (925,671)
              Basic and diluted loss per share        $      (.05)        $      (.11)

            Year Ended December 31, 1999:
             Balance Sheet:
              Deferred revenues                       $        --         $    72,000

             Statement of Operations:
              License fee revenues                        148,800              76,800
              Net income (loss)                            35,845             (36,155)

NOTE 12 - SUBSEQUENT EVENTS:

            In May 2001, the Company was advised by Dr. Stanley E. Order that Associates in Radiation Oncology, P.A. had contacted him by letter dated April 30, 2001 and claimed that it was entitled to 50% of all royalties or fees obtained by Dr. Order from patent No. 5,538,726 (see Note 5). Associates in Radiation Oncology's claim is apparently based on an agreement between Dr. Order and Cooper Hospital/University Medical Center dated June 5, 1991, pursuant to which Dr. Order became a clinical professor of radiology at the Robert Wood Johnson Medical School and a member of Associates in Radiation Oncology. Dr. Order left the medical school and ended his relationship with Associates in Radiation Oncology in December 1997, when he formed Stanley E. Order, M.D., P.C., d/b/a/ Center for Molecular Medicine, a medical practice group managed by the Company. The agreement between Dr. Order and Cooper Hospital/University Medical Center provided that, in the event that research was carried out with any corporate entity on a royalty or percentage return basis, Dr. Order would receive 50% of the income, 25% would be "returned" to a certain Radiation Research Fund, which is now defunct, and 25% would be "returned" to Associates in Radiation Oncology. The agreement also provided that in the event Dr. Order severed his relationship with Associates in Radiation Oncology, his percentage payment of any royalty payments or fees would continue. The agreement did not address the ownership or use of any patents or technology and was silent regarding assignment of any patents or technology. Associates in Radiation Oncology claims that the fees for obtaining the patent were paid by Associates in Radiation Oncology with the presumption of return based on future earnings.

            At present, the Company is not aware that any litigation has been commenced in this matter and believes that Associates in Radiation Oncology's claim is without merit. The Company and Dr. Order believe that they have meritorious defenses to this claim and intend to defend against this claim vigorously.

                          STANLEY E. ORDER, M.D., P.C.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

ASSETS                                                            2000             1999
                                                                  ----             ----
Current Assets:
 Cash                                                          $  17,628         $ 13,706
 Prepaid licensing fees                                               --           72,000
 Accounts receivable, net                                        182,654          400,512
 Other current assets                                             65,705           31,396
                                                               --------------------------

Current Assets / Total Assets                                  $ 265,987         $517,614
                                                               ==========================

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY
Current Liabilities:
 Accounts payable                                              $  61,460         $ 33,497
 Management/licensing fee payable - I.S.I                        486,677          435,421
 Other current liabilities                                           529              582
                                                               --------------------------

Current Liabilities                                              548,666          469,500
                                                               --------------------------

Long - Term Liabilities:
 Working capital advances - I.S.I                                 55,169               --
 Other long - term liabilities                                     8,360               --
                                                               --------------------------

Total Long - Term Liabilities                                     63,529               --
                                                               --------------------------

Total Liabilities                                                612,195          469,500
                                                               --------------------------

Stockholder's (Deficiency) Equity:
 Common stock                                                        100              100
 (Deficit) Retained earnings                                    (346,308)          48,014
                                                               --------------------------

Stockholder's (Deficiency) Equity                               (346,208)          48,014
                                                               --------------------------

Total Liabilities and Stockholder's (Deficiency) Equity        $ 265,987         $517,614
                                                               ==========================

                          STANLEY E. ORDER, M.D., P.C.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                            2000                1999
                                                            ----                ----
Fee revenue                                            $   945,037         $ 1,980,725
                                                       -------------------------------

Operating expenses:
 Doctors' compensation                                     430,000             550,000
 Management/licensing fee - I.S.I                          794,444           1,225,766
 Insurance                                                  48,191              46,276
 Other operating expenses                                   66,444              87,159
                                                       -------------------------------

Total Operating Expenses                                 1,339,079           1,909,201
                                                       -------------------------------

Operating (Loss) Income                                   (394,042)             71,524

Provision for state income taxes                              (280)               (380)
                                                       -------------------------------

Net (Loss) Income                                         (394,322)             71,144

Retained earnings (Deficit) - Beginning of year             48,014             (23,130)
                                                       -------------------------------

(Deficit) Retained earnings - End of year              $  (346,308)        $    48,014
                                                       ===============================

                          STANLEY E. ORDER, M.D., P.C.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                        2000              1999
                                                                                        ----              ----
Cash flows provided (used) by operating activities:
Net (loss)                                                                           $(394,322)        $  71,144
                                                                                     ---------------------------
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
(Increase) decrease in:
 Accounts receivable                                                                   217,858            16,875
Prepaid licensing fee                                                                   72,000           (72,000)
 Other current assets                                                                  (34,309)           (2,735)
Increase (decrease) in:
 Accounts payable                                                                       27,963            10,054
 Management/licensing fee payable - I.S.I                                               51,256           (56,184)
 Other current liabilities                                                                 (53)             (223)
 Other long - term liabilities                                                           8,360                --
                                                                                     ---------------------------

Total adjustments                                                                      343,075          (104,213)
                                                                                     ---------------------------

Cash flows (used) by operating activities                                              (51,247)          (33,069)
                                                                                     ---------------------------

Cash flows provided by financing activities:
Proceeds from working capital advances                                                  55,169                --
Proceeds from the issuance of common stock                                                  --               100
                                                                                     ---------------------------

Cash flows provided by financing activities                                             55,169               100
                                                                                     ---------------------------

Net increase (decrease) in cash and equivalents                                          3,922           (32,969)

Cash and equivalents - Beginning of year                                                13,706            46,675
                                                                                     ---------------------------

Cash and equivalents - End of year                                                   $  17,628         $  13,706
                                                                                     ===========================

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

            The components of the provision for Federal and state income taxes for the year ended December 31, 2000 and 1999, is as follows:

                                          2000        1999
                                          ----        ----
              Federal income taxes        $ --        $ --
              State income taxes           280        $380
                                          ----        ----
              Total                       $280        $380
                                          ====        ====

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

NOTE 5 - SUBSEQUENT EVENT

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