Form 10QSB
period 2001-06-30
EDG CAPITAL INC
filed 2001-08-14
CIK 869709

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period-ended June 30, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                       Commission File Number 33-37674-NY

                                EDG CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

            New York                                            11-3023098
---------------------------------------                  -----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

700 Stewart Avenue, Garden City, NY                              11530
---------------------------------------                  -----------------------
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

                                EDG CAPITAL, INC.

                                    - INDEX -

                                                                         Page(s)
                                                                         -------
PART I.  Financial Information:

Item 1. Condensed Consolidated Financial Statements of EDG Capital, Inc. and Subsidiary:

         Condensed Consolidated Balance Sheets - June 30, 2001 (Unaudited)
          and December 31, 2000                                              3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three and Six Months Ended June 30, 2001 and 2000                   4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Six Months Ended June 30, 2001 and 2000                             5

         Notes to Condensed Consolidated Financial Statements of
         EDG Capital, Inc. and Subsidiary (Unaudited)                      6 - 8

         SUPPLEMENTAL INFORMATION:

         Condensed Financial Statements of Stanley E. Order, M.D., P.C.:

         Condensed Balance Sheets as of June 30, 2001, and December 31,
         2000 (Unaudited)                                                     9

         Condensed Statements of Operations and (Deficit) for the
         Three and Six Months Ended June 30, 2001, and 2000 (Unaudited)      10

         Condensed Statements of Cash Flows for the Six Months Ended
         June 30, 2001, and 2000 (Unaudited)                                 11

         Notes to Condensed Unaudited Financial Statements of
         Stanley E. Order, M.D., P.C. (Unaudited)                            12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13-20

PART II. Other Information                                                   21

SIGNATURES                                                                   22

                          PART I. Financial Information

Item 1. Financial Statements

                        EDG CAPITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            - ASSETS -

                                                                                 June 30,        December 31,
                                                                                   2001              2000
                                                                               -----------       ------------
                                                                               (Unaudited)      (As Restated -
                                                                                                    Note 3)
CURRENT ASSETS:
     Cash                                                                      $   216,445       $ 1,032,563
     Fees receivable, net of allowance for doubtful accounts of $835,000 and
      $520,000 for 2001 and 2000, respectively                                     360,573           181,647
     Loans and advances - net                                                           --            98,495
     Deferred tax asset                                                             10,550            36,550
     Prepaid expenses and other                                                     57,858           110,151
                                                                               -----------       -----------
TOTAL CURRENT ASSETS                                                               645,426         1,459,406
                                                                               -----------       -----------
PROPERTY AND EQUIPMENT - NET                                                        76,024            90,209
                                                                               -----------       -----------
OTHER ASSETS:
     Intangible assets - net                                                        12,934            13,386
     Security deposits and other                                                     2,694             2,694
     Deferred tax asset                                                            130,787           104,787
                                                                               -----------       -----------
                                                                                   146,415           120,867
                                                                               -----------       -----------

                                                                               $   867,865       $ 1,670,482
                                                                               ===========       ===========

                            - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable                                                          $   333,522       $    73,746
     Accrued expenses                                                               10,853            17,541
                                                                               -----------       -----------
TOTAL CURRENT LIABILITIES                                                          344,375            91,287
                                                                               -----------       -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, par value $.001; authorized 50,000,000 shares;
      11,052,232 shares issued and outstanding in 2001 and 2000                     11,052            11,052
     Additional paid-in capital                                                  2,470,507         2,470,507
     Accumulated deficit                                                        (1,958,069)         (902,364)
                                                                               -----------       -----------
                                                                                   523,490         1,579,195
                                                                               -----------       -----------

                                                                               $   867,865       $ 1,670,482
                                                                               ===========       ===========

           See notes to condensed consolidated financial statements.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended            Six Months Ended
                                                  June 30,                      June 30,
                                        ---------------------------    ---------------------------
                                            2001            2000           2001            2000
                                        ------------    -----------    ------------    -----------
REVENUE:
  Management fees                       $    201,897    $   124,980    $    467,896    $   404,687
  License fees                                23,700         14,400          47,400         36,000
                                        ------------    -----------    ------------    -----------
                                             225,597        160,980         515,296        440,687
                                        ------------    -----------    ------------    -----------

COSTS AND EXPENSES:
  Costs of revenues                           81,707         82,405         225,753        164,809
  Research and development                   285,435        189,997         551,073        379,742
  General and administrative expenses        350,803         57,915         817,663        106,360
  Interest and other income                   (7,461)        (1,135)        (23,488)        (2,271)
                                        ------------    -----------    ------------    -----------
                                             710,484        329,182       1,571,001        648,640
                                        ------------    -----------    ------------    -----------

LOSS BEFORE PROVISION
  (CREDIT) FOR INCOME TAXES                 (484,887)      (168,202)     (1,055,705)      (207,953)

  Provision (credit) for income taxes             --             --              --             --
                                        ------------    -----------    ------------    -----------

NET LOSS                                $   (484,887)   $  (168,202)   $ (1,055,705)   $  (207,953)
                                        ============    ===========    ============    ===========

LOSS PER COMMON SHARE:

    Basic and fully diluted             $       (.04)   $      (.02)   $       (.10)   $      (.03)
                                        ============    ===========    ============    ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                             11,052,232      7,440,005      11,052,232      7,440,005
                                        ============    ===========    ============    ===========

           See notes to condensed consolidated financial statements.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                      ------------------------
                                                                                         2001          2000
                                                                                      -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $(1,055,705)   $(207,953)
     Adjustments to reconcile net loss to net cash flows from operating activities:
        Depreciation and amortization                                                      15,221        2,938
        Allowance for doubtful accounts                                                   392,753           --
     Changes in operating assets and liabilities:
        Fees receivable                                                                  (493,926)      68,656
        Prepaid expenses and other                                                         52,293      (28,856)
        Accounts payable                                                                  259,776       72,895
        Accrued expenses                                                                   (6,688)      17,464
                                                                                      -----------    ---------
          Net cash (used) by operating activities                                        (836,276)     (74,856)
                                                                                      -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                    (584)     (12,940)
     Loans and advances                                                                    20,742       30,055
     Patent costs                                                                              --       (4,535)
                                                                                      -----------    ---------
          Net cash provided by investing activities                                        20,158       12,580
                                                                                      -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans from shareholders                                                                   --      129,475
                                                                                      -----------    ---------
          Net cash provided by financing activities                                            --      129,475
                                                                                      -----------    ---------

NET (DECREASE) INCREASE IN CASH                                                          (816,118)      67,199

CASH, BEGINNING OF YEAR                                                                 1,032,563       15,519
                                                                                      -----------    ---------

CASH, END OF PERIOD                                                                   $   216,445    $  82,718
                                                                                      ===========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                    $        --    $      --
                                                                                      ===========    =========
     Income taxes paid                                                                $        --    $      --
                                                                                      ===========    =========

           See notes to condensed consolidated financial statements.

                        EDG CAPITAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

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

                        EDG CAPITAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS (Continued):

         The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB (see Note 3 re: Restatements). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE 3 - RESTATEMENTS:

         The Company has determined, based upon a review of the collectibility of its accounts receivable and loans and advances receivable, that an increase in the allowance for doubtful accounts of $520,000 and $50,000, respectively, was necessary as of December 31, 2000. Accordingly, the Company restated its December 31, 2000, financial statements to reflect the increased allowance for doubtful accounts.

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

                        EDG CAPITAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 4 - LEGAL MATTERS:

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

                          STANLEY E. ORDER, M.D., P.C.
                            CONDENSED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                    - ASSETS -
                                                                   June 30,   December 31,
                                                                     2001         2000
                                                                  ---------   ------------
CURRENT ASSETS:
     Cash                                                         $      --    $  17,628
     Accounts receivable - net                                      239,762      182,654
     Other current assets                                            31,423       65,705
                                                                  ---------    ---------

CURRENT ASSETS                                                      271,185      265,987
                                                                  ---------    ---------

                                                                  $ 271,185    $ 265,987
                                                                  =========    =========

                  - LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)-

CURRENT LIABILITIES:
     Cash overdraft                                               $   6,311    $      --
     Accounts payable                                                20,974       61,460
     Management/licensing payable - I.S.I.                          860,501      486,677
     Other current liabilities                                        3,393          529
                                                                  ---------    ---------

CURRENT LIABILITIES                                                 891,179      548,666
                                                                  ---------    ---------

LONG-TERM LIABILITIES:
     Working capital advances - I.S.I.                                   --       55,169
     Other long-term liabilities                                         --        8,360
                                                                  ---------    ---------

                                                                         --       63,529
                                                                  ---------    ---------

TOTAL LIABILITIES                                                   891,179      612,195
                                                                  ---------    ---------

STOCKHOLDER'S (DEFICIENCY):
     Common stock                                                       100          100
     (Deficit)                                                     (620,094)    (346,308)
                                                                  ---------    ---------
                                                                   (619,994)    (346,208)
                                                                  ---------    ---------

                                                                  $ 271,185    $ 265,987
                                                                  =========    =========

                          STANLEY E. ORDER, M.D., P.C.
       CONDENSED STATEMENTS OF OPERATIONS AND (DEFICIT) RETAINED EARNINGS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                      ----------------------    ----------------------
                                                         2001        2000         2001         2000
                                                      ---------    ---------    ---------    ---------
FEE REVENUE                                           $ 279,473    $ 207,355    $ 452,580    $ 684,842
                                                      ---------    ---------    ---------    ---------

OPERATING EXPENSES:
  Doctors' compensation                                 107,500      107,500      215,000      215,000
  Management/licensing fee - I.S.I.                     154,130      139,259      378,394      440,444
  Insurance                                              20,776       10,470       39,547       20,941
  Other operating expenses                               47,449       16,160       93,285       45,825
                                                      ---------    ---------    ---------    ---------
                                                        329,855      273,389      726,226      722,210
                                                      ---------    ---------    ---------    ---------

OPERATING (LOSS)                                        (50,382)     (66,034)    (273,646)     (37,368)

  Provision for state income taxes                          (70)         (95)        (140)        (191)
                                                      ---------    ---------    ---------    ---------

NET (LOSS)                                              (50,452)     (66,129)    (273,786)     (37,559)

  (Deficit) retained earnings - beginning of period    (569,642)      76,584     (346,308)      48,014
                                                      ---------    ---------    ---------    ---------

(DEFICIT) RETAINED EARNINGS - END OF
  PERIOD                                              $(620,094)   $  10,455    $(620,094)   $  10,455
                                                      =========    =========    =========    =========

                          STANLEY E. ORDER, M.D., P.C.
                       CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND, 2000
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                      ---------------------
                                                                                         2001        2000
                                                                                      ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $(273,786)   $(37,559)
     Adjustments to reconcile net loss to net cash flows from operating activities:
     (Increase) decrease in:
        Accounts receivable                                                             (57,108)     77,794
        Prepaid licensing fee                                                                --      36,000
        Other current assets                                                             34,281      16,381
     Increase (decrease) in:
        Bank overdraft                                                                    6,311          --
        Accounts payable                                                                (40,486)    (23,485)
        Management/licensing fees payable - I.S.I.                                      373,824     (66,056)
        Other current liabilities                                                         2,865       2,058
        Other long-term liabilities                                                      (8,360)         --
                                                                                      ---------    --------
          Cash flows provided by operating activities                                    37,541       5,133
                                                                                      ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from working capital advances                                              66,262          --
     Payments of working capital advances                                              (121,431)         --
                                                                                      ---------    --------
          Cash flows (used) by financing activities                                     (55,169)         --
                                                                                      ---------    --------

NET (DECREASE) INCREASE IN CASH                                                         (17,628)      5,133

CASH, BEGINNING OF PERIOD                                                                17,628      13,706
                                                                                      ---------    --------

CASH, END OF PERIOD                                                                   $      --    $ 18,839
                                                                                      =========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                    $   5,559    $    962
                                                                                      =========    ========
     Income taxes paid                                                                $     155    $    380
                                                                                      =========    ========

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

      The accompanying unaudited condensed financial statements are being included as supplemental information to Form 10-QSB of EDG Capital, Inc. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Stanley E. Order, M.D., P.C., all adjustments (consisting of normal accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

LEGAL MATTERS

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

        License fees and management fees from the medical groups we manage generated approximately $2,240,000 in gross revenues in the two-year period ended December 31, 2000, including $2,033,000 in management fees and $207,000 in license fees. We generated additional management fees of $468,000 and license fees of $47,000 during the six month period ended June 30, 2001.

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

        As of June 30, 2001, Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, owed us an aggregate of approximately $861,000 against fees billed in 2001 and 2000. As of June 30, 2001, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, owed us approximately $68,000 against fees billed in 2001 and 2000 and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, owed us approximately $267,000 against fees billed in 2001 and 2000.

        Typically, there is a lag between our invoice to the medical groups and payment of the invoices by the medical groups. The lag exists because the medical groups must receive payment for their services from the patients and their insurance companies before they can pay us, and patients and their insurance companies do not always pay the medical groups' invoices promptly. Since the medical groups' patient receivables may not be fully collectible from the patients or their insurance companies, the medical groups may experience write-offs of uncollectible amounts. However, the medical groups are still liable to us for our fees, even though we record an allowance against our receivable based on the net receivables of the medical groups. At June 30, 2001, Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, was owed approximately $252,000 for services rendered to its patients and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, was owed approximately $152,000 for services rendered to its patients. As of June 30, 2001, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, had no outstanding accounts receivable for services rendered to its patients As of December 31, 2000, we recorded a provision of $520,000 (as restated) against fees receivable from the medical groups. We increased the provision to $835,000 as of June 30, 2001. This provision includes a provision of $146,000 against fees receivable from New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, a group with which we terminated our management/license agreement in July 2001. We believe that this provision will be sufficient to cover uncollectible fees owed to us by the medical group through the termination of our relationship with the medical group.

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

        RESULTS OF OPERATIONS

        REVENUES:

        Revenues for the three and six month periods ended June 30, 2001, were $225,597 and $515,296, respectively, as compared to $160,980 and $440,687 for the corresponding periods of the prior year. These increases of $64,617 (or 40.1%) and $74,609 (or 16.9%), were due to enhanced revenues generated during the periods by the clinician research teams of the medical groups we manage. To date, patient accrual, and income derived from the treatment of those patients, has been dependent to a great extent, on a public relations effort, which resulted in extensive media exposure. Our revenues have fluctuated depending on the timing of media exposure. During 2001, we embarked on a comprehensive advertising program to complement our existing public relations effort.

        COSTS AND EXPENSES:

        Costs of revenues were $81,707 and 82,405 for the three month periods ended June 30, 2001, and 2000, respectively. For the six-month periods ended June 30, 2001, and 2000 costs of revenues aggregated $225,753 and $164,809, respectively. This increase of $60,944, or 37.0%, was the result of an increase in medical supplies costs, which was primarily due to start-up, equipment and supply costs relating to ISI's contract with New York Medical Oncology, PC d/b/a Center for Medical Oncology and affected the first quarter of 2001.

        Research and development expenses were $285,435 and $189,997 for the three-month periods ended June 30, 2001, and 2000, respectively, representing an increase of $95,438, or 50.2%. Research and development expenses increased by $171,331, or 45.1%, to $551,073 for the six-month period ended June 30, 2001 from $379,742 for the six-month period ended June 30, 2000. These increases are attributable to an increase in isotope costs, and costs incurred in generating media exposure and thereby increasing our patient accrual for our clinical research, as well as costs associated with the preparation of INDs (Investigational New Drug applications) for our nuclear pharmaceutical technologies.

        General and administrative expenses were $350,803 and $57,915 for the three months ended June 30, 2001, and 2000, respectively, reflecting an increase of $292,888, or 505.7%. General and administrative expenses were $817,663 and $106,360 for the six months ended June 30, 2001, and 2000, respectively, reflecting an increase of $711,303, or 668.8%. These increases were due primarily to an increase in professional fees associated with our status as a publicly held entity, costs incurred in the submission of a registration statement to the Securities and Exchange Commission and the increase in our allowance for doubtful accounts against fees receivable and loans and advances of $393,000.

        During the six months ended June 30, 2001, we incurred approximately $293,000 of research and development costs relating to the colloidal P32/MAA technology and approximately $243,000 of research and development costs relating to the radioactive cisplatin technology.

        The medical groups we manage have enrolled over 90 patients in three separate studies of P32/MAA. One study, a Phase II study involving pancreatic cancer that has not previously been treated using other methodologies, is nearing completion. We expect that a second Phase II study, involving pancreatic cancer that has previously been treated using other methodologies, will be completed in approximately two years. We expect that the third study, a Phase I study involving brain cancer, will be completed in approximately six months. We expect that Phase II studies in brain cancer, which will follow the Phase I study, will take an additional three to four years. The researchers in the medical groups we manage are continuing to accrue and treat patients in the Phase II study of pancreatic cancer that has not previously been treated with other methodologies and are analyzing the data gathered in the study. Once patient accrual and treatment and data analysis are complete, we intend to approach the FDA regarding the adequacy of this data to support approval of the product for this indication. We intend approach the FDA regarding the adequacy of the data from the other Phase II studies once the studies have been completed. It is possible that the FDA may require that a Phase III study be conducted for one or more of these indications. Because we do not know how much additional research will be required in order to support approval of this technology for each of these indications, we cannot be certain how long it will take or how much additional costs we will incur before we can market this technology for these indications.

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

        NET INCOME (LOSS):

        For the three-month period-ended June 30, 2001, we had a net loss of $484,887 ($.04 per share) as compared to a net loss of $168,202 ($.02 per share) for the same period of the prior year. For the six- month period-ended June 30, 2001, we had a net loss of $1,055,705 ($.10 per share) as compared to a net loss of $207,953 ($.03 per share) for the six-month period ended June 30, 2000. The increased loss in the year 2001 was due to the increase in costs and expenses described above.

      LIQUIDITY AND CAPITAL RESOURCES:

      At June 30, 2001, our balance sheet reflected cash of $216,445, working capital of $301,051 and a current ratio of approximately 1.9 to 1. At our year end of December 31, 2000, the balance sheet reflected cash of $1,032,563, working capital of $1,368,119 and a current ratio of 16.0 to 1.

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

                                                            December 31,
                                            -------------------------------------------     June 30,
                                              1997       1998        1999        2000         2001
                                            -------   ---------    --------    --------    ---------
      Stanley E. Order, M.D., P.C
      Advances                              $56,154   $  64,241    $ 27,111    $ 75,000    $  63,000
      Repayments                                 --    (120,395)    (27,111)    (20,000)    (121,431)
      Interest                                   --          --          --         169        3,262
                                            -------   ---------    --------    --------    ---------
      Advances receivable - end of period   $56,154   $      --    $     --    $ 55,169    $      --
                                            =======   =========    ========    ========    =========

      Mitchell E. Levine, M.D., P.C
      Advances                              $    --   $      --    $    555    $     --    $      --
      Repayments                                 --          --          --        (555)          --
      Interest                                   --          --          --          --           --
                                            -------   ---------    --------    --------    ---------
      Advances receivable - end of period   $    --   $      --    $    555    $     --    $      --
                                            =======   =========    ========    ========    =========

      New York Medical Oncology, P.C
      Advances                              $    --   $      --    $     --    $ 91,816    $  63,420
      Repayments                                 --          --          --          --      (33,000)
      Interest                                   --          --          --       1,510        4,007
                                            -------   ---------    --------    --------    ---------
      Advances receivable - end of period   $    --   $      --    $     --    $ 93,326    $ 127,753
                                            =======   =========    ========    ========    =========

      As of December 31, 2000, we recorded a provision of $50,000 (as restated) against advances receivable from the medical groups. We increased the provision to $127,000 as of June 30, 2001, to provide for 100% of the advances receivable from New York Medical Oncology, P.C., d/b/a Center for Medical Oncology. As discussed earlier, we terminated our relationship with this medical group in July 2001.

      Cash received from the medical groups is first applied to reduce working capital advances made and is then applied to fees receivable.

      We believe that our cash on hand and revenues we expect to generate from our business will be sufficient to fund operations for at least the next six months. However, we filed an Investigational New Drug Application with the FDA for the study of our radioactive cisplatin technology on June 4, 2001, and July 9, 2001, we received approval from the FDA to commence the clinical studies. We have begun to incur significant costs in connection with the launch of the Phase I studies. We expect that these costs may exceed $5,000,000 during the first year of the studies and we will need additional capital to fund these costs. Except as described in Exhibit
      99.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2000, we are not aware of any other material trend, event or capital commitment that would potentially adversely affect liquidity.

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

Item 2. Changes in Securities and Use of Proceeds

        During the three months ended June 30, 2001, we made the sales of unregistered securities described below:

        On May 4, 2001, we issued options to purchase 30,000 shares of common stock to Harry Barnett, a director of EDG Capital, Inc., pursuant to the 2000 Long-Term Incentive Plan, at an exercise price of $2.625 per share.

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

        None

  (b)   Reports on Form 8-K

      On June 6, 2001, we filed a Form 8-K regarding the filing of an Investigational New Drug application with the Food and Drug Administration by Isotope Solutions, Inc., requesting permission to begin testing Isotope Solutions, Inc.'s Radioactive Cisplatin technology in patients with liver cancer.

      On May 14, 2001, we filed a Form 8-K regarding the reexamination, by our accountants, of our financial statements for the year ended December 31, 2000, to determine whether EDG Capital, Inc. needed to take certain additional reserves against its accounts receivable, in light of certain subsequent information.

      On May 14, 2001, we filed a Form 8-K regarding the election of Harry Barnett to our board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: August 13, 2001        By: /s/ Jack Schwartzberg
                                 -----------------------------------------------
                                     Jack Schwartzberg, Chief
                                     Executive Officer and President


Date: August 13, 2001        By: /s/ Shraga D. Aranoff
                                 -----------------------------------------------
                                     Shraga D. Aranoff, Vice President
                                     and Treasurer (Principal Financial Officer)