Form 10QSB
period 2001-09-30
EDG CAPITAL INC
filed 2001-11-14
CIK 869709

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                       Commission File Number 33-37674-NY

                                EDG CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

        New York                                      11-3023098
---------------------------------         ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

   700 Stewart Avenue, Garden City, NY                  11530
-----------------------------------------       --------------------
(Address of principal executive offices)              (Zip Code)


                                 (516) 222-7749
                          ----------------------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO --------------

The number of shares of the issuer's common stock, par value $.001 per share, outstanding on November 9, 2001 was 11,052,232 shares.

                                EDG CAPITAL, INC.
                                    - INDEX -

                                                                                                                 PAGE(S)
                                                                                                                 -------
PART I.            Financial Information

Item 1.            Condensed Consolidated Financial Statements of EDG Capital, Inc.
                   and Subsidiary:

                   Condensed Consolidated Balance Sheets - September 30, 2001 (Unaudited)
                    and December 31, 2000                                                                             3

                   Condensed Consolidated Statements of Operations (Unaudited) -
                   Three and Nine Months Ended September 30, 2001 and 2000                                            4

                   Condensed Consolidated Statements of Cash Flows (Unaudited) -
                   Nine Months Ended September 30, 2001 and 2000                                                      5

                   Notes to Condensed Consolidated Financial Statements of
                   EDG Capital, Inc. and Subsidiary (Unaudited)                                                      6 - 8

                   SUPPLEMENTAL INFORMATION:

                   Condensed Financial Statements of Stanley E. Order, M.D., P.C.:

                   Condensed Balance Sheets as of September 30, 2001, and December 31,
                   2000 (Unaudited)                                                                                    9

                   Condensed Statements of Operations and (Deficit) for the Three and
                   Nine Months Ended September 30, 2001, and 2000 (Unaudited)                                         10

                   Condensed Statements of Cash Flows for the Nine Months Ended
                   September 30, 2001, and 2000 (Unaudited)                                                           11

                   Notes to Condensed Financial Statements of
                   Stanley E. Order, M.D., P.C. (Unaudited)                                                           12

Item 2.            Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                        13-20

PART II.           Other Information                                                                                  21

Item 2.            Changes in Securities                                                                              21

Item 4.            Submission of Matters to a Vote of Security Holders                                              21-22

Item 5.            Other Information                                                                                22-23

Item 6.            Exhibits and Reports on Form 8-K                                                                   23

SIGNATURES                                                                                                            24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EDG CAPITAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                               September 30,          December 31,
                                                                                                    2001                  2000
                                                                                               -------------          ------------
                                                                                                (Unaudited)           (As Restated
                                                                                                                         - Note 3)
CURRENT ASSETS:
     Cash                                                                                       $    224,325        $    1,032,563
     Fees receivable - net of allowance for doubtful accounts of $1,380,000 and $520,000
      for 2001 and 2000, respectively                                                                 60,973               181,647
     Loans and advances - net                                                                        123,704                98,495
     Deferred tax asset                                                                               24,475                36,550
     Prepaid expenses and other                                                                       75,421               110,151
                                                                                                ------------        --------------

TOTAL CURRENT ASSETS                                                                                 508,898             1,459,406
                                                                                                ------------        --------------
                                                                                                      71,975                90,209
                                                                                                ------------        --------------
PROPERTY AND EQUIPMENT - NET

OTHER ASSETS:
     Patents - net                                                                                    72,011                13,386
     Security deposits and other                                                                       2,694                 2,694
     Deferred tax asset                                                                              116,862               104,787
                                                                                                ------------        --------------
                                                                                                     191,567               120,867
                                                                                                ------------        --------------

                                                                                                $    772,440        $    1,670,482
                                                                                                ============        ==============


                                          - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                      $    618,860        $       91,287

     Notes payable                                                                                   500,000                     -
                                                                                                ------------        --------------


TOTAL CURRENT LIABILITIES                                                                          1,118,860                91,287
                                                                                                ------------        --------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, par value $.001; authorized 50,000,000 shares; 11,052,232
      shares issued and outstanding in 2001 and 2000, respectively                                    11,052                11,052
     Additional paid-in capital                                                                    2,470,507             2,470,507
     Accumulated deficit                                                                          (2,827,979)             (902,364)
                                                                                                ------------        --------------
                                                                                                    (346,420)            1,579,195
                                                                                                ------------        --------------

                                                                                                $    772,440        $    1,670,482
                                                                                                ============        ==============

            See notes to condensed consolidated financial statements.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended                     Nine Months Ended
                                                              September 30,                          September 30,
                                                  ----------------------------------    ------------------------------------
                                                        2001               2000                2001                2000
                                                  ----------------   ----------------   ----------------    ----------------
REVENUES:
  Management fees                                 $        226,799     $      216,532   $        694,695      $      621,219
  License fees                                              18,600             39,575             66,000              75,575
                                                  ----------------   ----------------   ----------------    ----------------
                                                           245,399            256,107            760,695             696,794
                                                  ----------------   ----------------   ----------------    ----------------

COSTS AND EXPENSES:
  Costs of revenues                                        128,512            175,708            354,265             340,517
  Research and development                                 199,707            162,821            750,780             542,563
  General and administrative expenses                      786,619            143,157          1,604,282             249,517
  Interest and other expenses (income)                         471                190            (23,017)             (2,081)
                                                  ----------------   ----------------   -----------------   -----------------
                                                         1,115,309            481,876          2,686,310           1,130,516
                                                  ----------------   ----------------   ----------------    ----------------

LOSS BEFORE PROVISION
  (CREDIT) FOR INCOME TAXES                               (869,910)          (225,769)        (1,925,615)           (433,722)

  Provision (credit) for income taxes                           -                  -                  -                   -
                                                  ----------------   ----------------   ----------------    ---------------

NET LOSS                                          $       (869,910)    $     (225,769)  $     (1,925,615)     $     (433,722)
                                                  =================    ===============  =================     ===============

LOSS PER COMMON SHARE:

    BASIC AND FULLY DILUTED                       $         (0.08)     $       (0.03)   $         (0.17)      $       (0.05)
                                                  ================     ==============   ================      ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                     11,052,232          8,433,062         11,052,232           8,089,956
                                                  ================   ================   ================    ================



            See notes to condensed consolidated financial statements.

                        EDG CAPITAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                   --------------------------------
                                                                                                       2001                 2000
                                                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                                      $ (1,925,615)       $   (433,722)
     Adjustments to reconcile net loss to net cash flows used by operating activities:
        Depreciation and amortization                                                                    23,092               6,118
        Allowance for doubtful accounts                                                                 853,202                   -
        Compensatory shares                                                                                   -              83,876
     Changes in operating assets and liabilities:
        Fees receivable                                                                                (739,326)            (88,018)
        Prepaid expenses and other                                                                       34,730             (16,881)
        Accounts payable and accrued expenses                                                           527,573             140,427
                                                                                                   ------------        ------------

               Net cash (used) by operating activities                                               (1,226,344)           (308,200)
                                                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                                (4,181)            (72,996)
     Loans and advances                                                                                 (18,411)                  -
     Patent costs                                                                                       (59,302)             (6,548)
                                                                                                   ------------        ------------
               Net cash (used) by investing activities                                                  (81,894)            (79,544)
                                                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes payable                                                                                      500,000               -
     Net proceeds from sale of common shares                                                                  -           1,902,731
                                                                                                   ------------        ------------
               Net cash provided by financing activities                                                500,000           1,902,731
                                                                                                   ------------        ------------

NET (DECREASE) INCREASE IN CASH                                                                        (808,238)          1,514,987

CASH, BEGINNING OF PERIOD                                                                             1,032,563              19,145
                                                                                                   ------------        ------------

CASH, END OF PERIOD                                                                                $    224,325        $  1,534,132
                                                                                                   ============        ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                                 $          -        $      2,937
                                                                                                   ------------        ------------
     Income taxes paid                                                                             $      2,020        $          -
                                                                                                   ============        ============


            See notes to condensed consolidated financial statements.

                        EDG CAPITAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS:

              EDG Capital, Inc. (the "Company") was incorporated in the State of New York on August 13, 1990, and was considered a development stage company until September 2000. On September 13, 2000, the Company merged with Isotope Solutions Inc. ("ISI"), a New York corporation formerly known as Molecular Radiation Management, Inc. Subject to shareholder approval, the Company intends to amend its certificate of incorporation to change its name to "Isotope Solutions Group, Inc."

              The acquisition was effected pursuant to an Agreement and Plan of Merger (the "Agreement"), dated September 8, 2000, by and among the Company, MRM Merger Sub, Inc., a New York corporation and a wholly owned subsidiary of the Company ("Merger Sub"), and ISI. On September 13, 2000, Merger Sub was merged with and into ISI, with ISI being the surviving corporation, and ISI became a wholly-owned subsidiary of the Company.

              Pursuant to the Agreement, all of ISI's outstanding common stock, excluding its treasury stock which was cancelled, was converted into the right to receive an aggregate of 7,440,005 shares of the Company's common stock. Simultaneously with the closing of the acquisition, the Company effected (a) a 2.57315 for one stock split in the form of a stock dividend payable to shareholders of record on August 23, 2000 (with all fractional shares being rounded up), and (b) raised gross proceeds of $2,100,000 from a private placement to accredited investors of 2,603,844 shares of common stock at a price of $.8065 per share.

              The merger was accounted for retroactively as a recapitalization rather than a business combination and, accordingly, no goodwill has been recognized in this transaction. Historical information presented herein, for periods prior to the merger, have been restated to reflect only the operations of ISI, the operating company and the new reporting entity. The Company has also adopted the fiscal year end of ISI, which is December 31. EDG Capital, Inc., the former reporting company, had no operations prior to the recapitalization.

              ISI is a biopharmaceutical company that began operations in 1998 as a medical group management company. Although most of its revenues are still derived from its medical group management operations, today ISI is focused primarily on the development of nuclear pharmaceutical technologies for therapeutic use in the treatment of various cancers. With the help of the medical groups it manages, ISI is developing two anti-cancer nuclear pharmaceutical technologies for which it owns the U.S. patent rights: 195mPt-Cisplatin, or Radioactive Cisplatin, a radioactive variation of a commonly used chemotherapy drug, and colloidal P32 macro-aggregated albumin ("colloidal P32/MAA"), a nuclear-isotope use and delivery system. Pursuant to long-term contracts with these unrelated medical groups, ISI provides them with business, financial and marketing support while they conduct research and treat patients using ISI's technologies and traditional cancer treatment techniques. ISI charges the medical groups administrative fees for its services and license fees for the use of its nuclear pharmaceutical technologies in their practices. ISI owns all right, title and interest to any and all improvements to the nuclear pharmaceutical technologies that derive from the medical groups' research.

                        EDG CAPITAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)




NOTE 1 - DESCRIPTION OF BUSINESS (CONTINUED):

              The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB (see Note 3 re: Restatements). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

              In addition to losses realized during 2000, the Company has sustained further operating losses of $1,925,615 during the nine-month period ended September 30, 2001, and as of that date had a working capital deficit of $609,962 and a net worth deficiency of $346,420. The Company believes that its current cash reserves are insufficient to finance its operations and is actively seeking additional funding. See Item 5 in Part II of this Form 10-QSB for information concerning the Company's efforts to raise additional funds.

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

NOTE 3 - RESTATEMENTS:

              The Company determined, based upon a review of the collectibility of its fees receivable and loans and advances receivable, that an increase in the allowance for doubtful accounts of $520,000 and $50,000, respectively, was necessary as of December 31, 2000. Accordingly, the Company restated its December 31, 2000, financial statements to reflect the increased allowance for doubtful accounts.

              The following table presents the impact of the restatements:

                                                As Previously
                                                  Reported        As Restated
                                                -------------   ---------------
              Year Ended December 31, 2000:
               Balance Sheet:
                Fees receivable - net            $ 701,647         $ 181,647
                Loans and advances - net           148,495            98,495
                Accumulated deficit               (332,364)         (902,364)

                        EDG CAPITAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



NOTE 4 - LEGAL MATTERS:

              In May 2001, the Company was advised by Dr. Stanley E. Order that Associates in Radiation Oncology, P.A. had contacted him by letter dated April 30, 2001 and claimed that it was entitled to 50% of all royalties or fees obtained by Dr. Order from patent No. 5,538,726. Associates in Radiation Oncology's claim is apparently based on an agreement between Dr. Order and Cooper Hospital/University Medical Center dated June 5, 1991, pursuant to which Dr. Order became a clinical professor of radiology at the Robert Wood Johnson Medical School and a member of Associates in Radiation Oncology. Dr. Order left the medical school and ended his relationship with Associates in Radiation Oncology in December 1997, when he formed Stanley E. Order, M.D., P.C., d/b/a/ Center for Molecular Medicine, a medical practice group managed by the Company. The agreement between Dr. Order and Cooper Hospital/University Medical Center provided that, in the event that research was carried out with any corporate entity on a royalty or percentage return basis, Dr. Order would receive 50% of the income, 25% would be remitted to a certain Radiation Research Fund, which is now defunct, and 25% would be remitted to Associates in Radiation Oncology. The agreement also provided that in the event Dr. Order severed his relationship with Associates in Radiation Oncology, his percentage payment of any royalty payments or fees would continue. The agreement did not address the ownership or use of any patents or technology and was silent regarding assignment of any patents or technology. Associates in Radiation Oncology claims that the fees for obtaining the patent were paid by Associates in Radiation Oncology with the presumption of return based on future earnings.

              At present, the Company is not aware that any litigation has been commenced in this matter and believes that Associates in Radiation Oncology's claim is without merit. The Company and Dr. Order believe that they have meritorious defenses to this claim and intend to defend against this claim vigorously.

NOTE 5 - RECLASSIFICATIONS:

              Certain reclassifications have been made to the 2000 consolidated statements of operations and cash flows to conform to classifications used in 2001.

NOTE 6 - NOTES PAYABLE:

              In August and September 2001, the Company raised $500,000 in a private placement in which it sold, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, 10 units, each consisting of a convertible promissory note in the principal amount of $50,000 and a common stock purchase warrant to purchase 12,500 shares of common stock. The notes accrue interest at a rate of 8% per annum and are automatically convertible into shares of common stock, at a price of $2.00 per share, upon the closing of a private offering of common stock that the Company is making during the third and fourth quarters of fiscal 2001. The warrants are exercisable for a period of five years at an exercise price of $2.00 per share.

              See Item 5 of this Form 10-QSB for further information concerning the private offering of common stock that the Company is making during the third and fourth quarters of fiscal 2001.

SUPPLEMENTAL INFORMATION:

                          STANLEY E. ORDER, M.D., P.C.
                            CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)


                                   - ASSETS -

                                                                                September 30,          December 31,
                                                                                     2001                  2000
                                                                                -------------          ------------
CURRENT ASSETS:
     Cash                                                                        $     11,205        $       17,628
     Accounts receivable - net                                                        122,216               182,654
     Other current assets                                                              14,559                65,705
                                                                                 ------------        --------------

TOTAL CURRENT ASSETS                                                                  147,980               265,987
                                                                                 ------------        --------------

                                                                                 $    147,980        $      265,987
                                                                                 ============        ==============

              - LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY) -

CURRENT LIABILITIES:
     Accounts payable and other current liabilities                              $      6,707        $       61,989
     Working capital advances - I.S.I.                                                101,704                    --
     Management/licensing fees payable - I.S.I.                                     1,047,565               486,677
                                                                                 ------------        --------------

TOTAL CURRENT LIABILITIES                                                           1,155,976               548,666
                                                                                 ------------        --------------

LONG-TERM LIABILITIES:
     Working capital advances - I.S.I.                                                    --                 55,169
     Other long-term liabilities                                                          --                  8,360
                                                                                 ------------        --------------
                                                                                          --                 63,529
                                                                                 ------------        --------------

TOTAL LIABILITIES                                                                   1,155,976               612,195
                                                                                 ------------        --------------

STOCKHOLDER'S EQUITY (DEFICIENCY):
     Common stock                                                                         100                   100
     (Accumulated deficit)                                                         (1,008,096)             (346,308)
                                                                                 ------------        --------------
                                                                                   (1,007,996)             (346,208)
                                                                                 ------------        --------------

                                                                                 $    147,980        $      265,987
                                                                                 ============        ==============

                          STANLEY E. ORDER, M.D., P.C.
       CONDENSED STATEMENTS OF OPERATIONS AND (DEFICIT) RETAINED EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                 Three Months Ended                     Nine Months Ended
                                                                   September 30,                           September 30,
                                                        -----------------------------------   ------------------------------------
                                                              2001               2000                2001                2000
                                                        ----------------   ----------------   ----------------    ----------------
FEE REVENUE                                             $        151,534     $      241,462   $        604,114      $      926,304
                                                        ----------------     --------------   ----------------      --------------
OPERATING EXPENSES:
  Doctors' compensation                                          107,500            107,500            322,500             322,500
  Management/licensing fees - I.S.I.                             187,063            199,196            565,457             639,640
  Insurance                                                       20,130             13,246             59,677              34,187
  Other operating expenses                                       224,773             31,464            318,058              77,289
                                                        ----------------   ----------------   ----------------    ----------------
                                                                 539,466            351,406          1,265,692           1,073,616
                                                        ----------------   ----------------   ----------------    ----------------


OPERATING LOSS                                                  (387,932)          (109,944)          (661,578)           (147,312)

  Provision for state income taxes                                   (70)               (94)              (210)               (285)
                                                        -----------------  -----------------  -----------------   -----------------

NET LOSS                                                        (388,002)          (110,038)          (661,788)           (147,597)

  (Deficit) retained earnings - beginning of period             (620,094)           10,455            (346,308)             48,014
                                                        -----------------  ---------------    -----------------   ----------------

(DEFICIT) - END OF PERIOD
                                                        $     (1,008,096)  $       (99,583)   $     (1,008,096)   $        (99,583)
                                                        =================  ================   =================   =================

                          STANLEY E. ORDER, M.D., P.C.
                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND, 2000
                                   (UNAUDITED)

                                                                                                   Nine Months Ended
                                                                                                       September 30,
                                                                                            ----------------------------------
                                                                                                  2001               2000
                                                                                            --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                               $     (661,788)      $    (147,597)
     Adjustments to reconcile net loss to net cash flows from operating activities:
        Allowance for doubtful accounts                                                             (3,181)             (6,981)
     Changes in operating assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                                                                         63,619             139,619
        Prepaid licensing fees                                                                          -               54,000
        Prepaid expenses and other current assets                                                   51,146              24,571
     Increase (decrease) in:
        Accounts payable and other current liabilities                                             (55,282)            (33,730)
        Management/licensing fees payable - I.S.I.                                                 560,888             (18,801)
        Other long-term liabilities                                                                 (8,360)                 -
                                                                                            --------------      --------------
          CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES                                       (52,958)             11,081
                                                                                            --------------      --------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from working capital advances                                                        167,966                  -

     Payments of working capital advances                                                         (121,431)                 -
                                                                                            --------------      --------------
          CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                               46,535                  -
                                                                                            --------------      --------------


NET (DECREASE) INCREASE IN CASH                                                                     (6,423)             11,081

CASH, BEGINNING OF PERIOD                                                                           17,628              13,706
                                                                                            --------------      --------------

CASH, END OF PERIOD                                                                         $       11,205      $       24,787
                                                                                            ==============      ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                          $        5,559      $        1,112
                                                                                            ==============      ==============
     Income taxes paid                                                                      $          280      $          380
                                                                                            ==============      ==============


                          STANLEY E. ORDER, M.D., P.C.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS:

              Stanley E. Order, M.D., P.C., doing business as the Center for Molecular Medicine ("the Company"), was incorporated in New York on May 8, 1997. The Company specializes in radiation oncology research and treatment. Radiation oncology is the treatment of tumors through radiation. The Company employs two physicians, Stanley E. Order, M.D., Sc.D, F.A.C.R. and Wayne S. Court, Ph.D., M.D. From the time of its incorporation through December 1, 1997, the Company had no operations. The Company commenced operations in December 1997, when it entered into an exclusive, full service, thirty year management/licensing agreement with Isotope Solutions Inc. ("ISI") formerly known as Molecular Radiation Management Inc.

              The accompanying unaudited condensed financial statements are being included as supplemental information to Form 10-QSB of EDG Capital, Inc. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the management of Stanley
              E. Order, M.D., P.C., all adjustments (consisting of normal accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


NOTE 2- LEGAL MATTERS:

              On April 30, 2001, Dr. Stanley E. Order received a letter from Associates in Radiation Oncology, P.A. ("AROPA") which claimed that AROPA was entitled to 50% of all royalties or fees obtained by Dr. Order from patent No. 5,538,726. AROPA's claim is apparently based on an agreement between Dr. Order and Cooper Hospital/University Medical Center dated June 5, 1991, pursuant to which Dr. Order became a clinical professor of radiology at the Robert Wood Johnson Medical School and a member of AROPA. Dr. Order left the medical school and ended his relationship with AROPA in December 1997, when he formed Stanley E. Order, M.D., P.C., d/b/a/ Center for Molecular Medicine. The agreement between Dr. Order and Cooper Hospital/University Medical Center provided that in the event that research was carried out with any corporate entity on a royalty or percentage return basis, Dr. Order would receive 50% of the income, 25% would be remitted to a certain Radiation Research Fund, which is now defunct, and 25% would be remitted to AROPA. The agreement also provided that in the event Dr. Order severed his relationship with AROPA, his percentage payment of any royalty payments or fees would continue.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             INTRODUCTION
             ------------

             EDG Capital, Inc. ("EDG") was incorporated in the State of New York on August 13, 1990, and was considered a development stage company until September 2000. On September 13, 2000, EDG acquired 100 percent of the outstanding capital stock of Isotope Solutions, Inc. ("ISI") (formerly named Molecular Radiation Management, Inc.). Subject to shareholder approval, we intend to amend EDG's certificate of incorporation to change its name to Isotope Solutions Group, Inc.

             We are a biopharmaceutical company that began operations in 1998 as a medical group management company. Although most of our revenues are still derived from our medical group management operations, today we are focused primarily on the development of nuclear pharmaceutical technologies for therapeutic use in the treatment of various cancers. With the help of the medical groups we manage, we are developing two anti-cancer nuclear pharmaceutical technologies for which we own the U.S. patent rights: the use of Radioactive Cisplatin, a radioactive variation of a commonly used chemotherapy drug, in the treatment of cancer and a method of treating cancer using colloidal P32 macro-aggregated albumin ("colloidal P32/MAA"), which is a nuclear-isotope use and delivery system. Pursuant to long-term contracts with the medical groups, we provide them with business, financial and marketing support while they conduct research and treat patients using our technologies and traditional cancer treatment techniques. We charge the medical groups administrative fees for our services and license fees for the use of our nuclear pharmaceutical technologies in their practices. We own all right, title and interest to any and all improvements to the nuclear pharmaceutical technologies that derive from the medical groups' research.

             In June 1995, Dr. Stanley E. Order was granted Patent No. 5,424,288 by the U.S. Patent and Trademark Office covering a "Method of Treating Solid Tumor Cancers Utilizing Macro Aggregated Proteins and Colloidal Radioactive Phosphorus." In July 1996, Dr. Order was granted Patent No. 5,538,726 by the U.S. Patent and Trademark Office covering a "Method and Compositions for Delivering Cytotoxic Agents to Cancer." In March 1999, Dr. Order formally assigned Patent No. 5,424,288 to ISI and in August 2000, Dr. Order formally assigned Patent No. 5,538,726 to ISI, in each case in consideration for ISI's agreement to provide services under the management/license agreement between ISI and Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine ("Center For Molecular Medicine"). Both of these patents had been orally assigned to ISI by Dr. Order in December 1997, when the parties entered into the management/license agreement. We paid Dr. Order one dollar for the assignment of each of the patents. Dr. Order assigned the patents to us because we agreed to help him establish a practice and to provide the space, supplies, equipment and working capital advances, pursuant to the management/license agreement, to enable him to do so. We provide additional information regarding the working capital advances we have made to Dr. Order's medical group under "Liquidity" below. We are not obligated to pay Dr. Order or his medical group any royalties in the future. As a result of these assignments, we own all rights to the colloidal P32/MAA technology described in these patents. These are use patents, which give us exclusive rights to the manner in which we are using the drug to treat cancer. The patents do not give us the right to prevent others from using the drug in other ways.

             In June 2000, Dr. Stanley E. Order was granted Patent No. 6,074,626 by the U.S. Patent and Trademark Office covering "Radioactive Cisplatin in the Treatment of Cancer." In March 1999, Dr. Order assigned the application for this patent to ISI in consideration for ISI's agreement to provide services under the management/license agreement between ISI and Center for Molecular Medicine. We paid Dr. Order one dollar for the assignment of the patent. We are not obligated to pay him or his medical group any royalties in the future. As a result of this assignment, we own all rights to the Radioactive Cisplatin technology described in the patent. This is a use patent, which gives us exclusive rights to the use of this drug to treat cancer. The patent does not give us the right to prevent others from using the drug in other ways.

             Pursuant to the management/license agreements with the medical groups we manage, we provide the medical groups with laboratory and treatment space and all necessary supplies, including the components of our nuclear pharmaceuticals. We also provide the medical groups with all clerical personnel and other non-medical personnel necessary to manage the groups' practice and research activities. Pursuant to the agreements, we also license our nuclear pharmaceutical technologies to the groups and provide the groups with a range of consulting and practice management services, including billing and collection. In return, we charge the medical groups license fees on a monthly basis and management fees on a weekly and monthly basis. The weekly management fee covers consulting, billing and collection services and medical supplies. The monthly management fee covers treatment and laboratory space, furnishings and equipment, clerical services and staff and managerial and administrative services. The billing and collection services portion of the weekly management fee is based upon a percentage of the medical groups' billings. The consulting and medical supplies portions of the weekly management fee are each equal to our actual costs plus a percentage of such costs as a markup. The weekly fee markup and the monthly license and management fees are set each year in advance by mutual agreement of the parties.

             Each of the medical groups we manage was formed at the time we entered into the management/license agreements with the group. We provided the Center for Molecular Medicine, and another medical group, New York Medical Oncology, P.C., d/b/a Center for Medical Oncology ("New York Medical Oncology"), with the facilities and equipment they required to start their practices. We did not provide Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology ("Center for Neuro-Oncology"), with its own facilities and equipment, but instead provided this medical group with access to the facilities and equipment we provided to the other groups. We have also provided the medical groups with working capital advances, which are described in more detail under "Liquidity" below. We terminated our management/license agreement with New York Medical Oncology in July 2001 when the group's principal physician, Dr. Ira Braunschweig, left the group to accept a position in the Oncology Department of Brooklyn Hospital.

             License fees and management fees from the medical groups we manage generated approximately $2,240,000 in gross revenues in the two-year period ended December 31, 2000, including $2,033,000 in management fees and $207,000 in license fees. We generated additional management fees of approximately $695,000 and license fees of $66,000 during the nine-month period ended September 30, 2001.

             The license fees we charge the medical groups are set each year in advance at a level that is intended to reflect the expected usage of the licensed technology by the medical group during the year. In December 1999, we determined that the license fee we charged the Center for Molecular Medicine for 1999 should be adjusted downwards in view of the number of patients enrolled in the medical group's colloidal P32/MAA clinical studies during the year. On January 1, 2000, we waived all license fees for the Center for Molecular Medicine, for the year 2000 and agreed that the license fee paid for 1999 would cover 2000 as well. As a result, we effectively reduced the license fee for 1999 retroactively by approximately 50%. In December 2000 we set the license fee to be paid by the Center for Molecular Medicine in 2001 at $60,000. We do not presently anticipate that we will waive any portion of the 2001 license fee.

             As of September 30, 2001, the Center for Molecular Medicine owed us an aggregate of approximately $1,048,000 against fees billed in 2001 and 2000. As of September 30, 2001, the Center for Neuro-Oncology owed us approximately $72,000 against fees billed in 2001 and 2000 and New York Medical Oncology owed us approximately $321,000 against fees billed in 2001 and 2000.

             Typically, there is a lag between our invoice to the medical groups and payment of the invoices by the medical groups. The lag exists because the medical groups must receive payment for their services from the patients and their insurance companies before they can pay us, and patients and their insurance companies do not always pay the medical groups' invoices promptly. Since the medical groups' patient receivables may not be fully collectible from the patients or their insurance companies, the medical groups may experience write-offs of uncollectible amounts. However, the medical groups are still liable to us for our fees, even though we record an allowance against our receivable based on the net receivables of the medical groups. At September 30, 2001, the Center for Molecular Medicine was owed approximately $129,000 for services rendered to its patients and New York Medical Oncology was owed approximately $60,000 for services rendered to its patients. As of September 30, 2001, the Center for Neuro-Oncology had no outstanding accounts receivable for services rendered to its patients. As of December 31, 2000, we recorded a provision of $520,000 (as restated) against fees receivable from the medical groups. We increased the provision to $1,380,000 as of September 30, 2001. This provision includes a provision of $304,000 against fees receivable from New York Medical Oncology, a group with which we terminated our management/license agreement in July 2001. We believe that this provision will be sufficient to cover uncollectible fees owed to us by the medical group through the termination of our relationship with the medical group.

             We intend to carry the amounts owed by the medical groups forward.

             The medical groups are obligated to perform research relating to our nuclear pharmaceutical technologies. All right, title and interest in and to any and all improvements to the nuclear pharmaceutical technologies that derive from the medical groups' research belong to us.

             We must have FDA approval for our colloidal P32/MAA and Radioactive Cisplatin technologies before we can begin marketing them. The FDA requires that new drugs undergo thorough clinical testing before granting approval for the marketing of the drugs. Currently, only the colloidal P32/MAA technology is being studied, since Radioactive Cisplatin has only recently been approved by the FDA for clinical trials. We expect that the clinical trials being performed by the medical groups we manage will help support the application for FDA approval of our colloidal P32/MAA technology. Similarly, we expect that the clinical trials of the Radioactive Cisplatin technology, when they are conducted, will help support the application for FDA approval of our Radioactive Cisplatin technology.

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

             The medical groups receive payment from the patients' insurance companies and other payors for treatments and procedures that, while part of the study being conducted, are accepted treatments and procedures that would normally be a part of the treatment protocol for these patients in the absence of the drug or methodology being studied. For example, a patient participating in the study may receive treatments of colloidal P32/MAA, radiation and chemotherapy. The medical groups would receive payment for the radiation and chemotherapy treatments, and for the application of the colloidal P32/MAA.

             Prior to November 2000, the Center for Molecular Medicine and the other medical groups conducting the clinical studies of colloidal P32/MAA also charged patients for the colloidal P32/MAA administered to them. In November 2000, the FDA asked Dr. Stanley Order to submit an Investigational New Drug ("IND") Application for colloidal P32/MAA. The FDA asked Dr. Order, rather than ISI, to file the IND because Dr. Order was the principal researcher for the clinical studies. For that reason, and because the FDA's request was directed to Dr. Order, we asked Dr. Order to file the IND. Dr. Order, through the Center for Molecular Medicine, filed the IND in November 2000. On December 21, 2000, the FDA advised Dr. Order and the Center for Molecular Medicine that because of the higher dosages and novel ways in which the drug was administered in the studies, the colloidal P32/MAA as administered in the studies was a new drug within the meaning of the FDA's regulations and asked Dr. Order and the Center for Molecular Medicine to submit a request for permission to charge for the drug. The FDA's regulations require persons conducting studies of new drugs that are the subject of an IND to obtain the FDA's permission before charging participants in the studies for the costs of the drug administered to them. Dr. Order and the Center for Molecular Medicine have submitted a request for permission to charge patients for the colloidal P32/MAA administered in the studies. Until such permission is obtained, however, the medical groups we manage are not charging patients for the colloidal P32/MAA administered to them. Prior to November 2000, the medical groups charged patients in the clinical studies an aggregate of approximately $300,000 for colloidal P32/MAA administered in the studies. If patients, or their insurance providers, who paid for the colloidal P32/MAA administered in the studies successfully claim that the medical groups were not entitled to charge for the colloidal P32/MAA administered to the patients, the medical groups could be liable to repay the amounts charged. If the medical groups are required to repay these charges the medical groups may have difficulty paying us the fees they owe us.

              The medical groups we manage also participate in clinical studies sponsored by third party pharmaceutical companies. Because certain portions of the weekly management fees we charge the medical groups are based on a percentage of their billings, we share in the revenues that the medical groups earn through their participation in the third party clinical studies. As with the clinical studies of our nuclear pharmaceutical technologies, the medical groups receive payment by the patients' insurance companies and other payors for treatments and procedures that would normally be a part of the treatment protocol for these patients in the absence of the drug or methodology being studied, but are not reimbursed for any investigational new drugs administered to the patients unless such reimbursement has been approved by the FDA. The medical groups also receive fees from the third party sponsors of the clinical studies for participating in the studies.

              Historically, approximately 45% of the patients treated by the medical groups we manage were enrolled in the clinical studies of our colloidal P32/MAA technology and approximately 1% were enrolled in third party clinical studies. Approximately 54% of the patients treated by the medical groups were not enrolled in any formal study being conducted by the medical groups.

             The following discussion is based on financial information presented as if the acquisition of ISI had taken place as of the earliest period presented.

             RESULTS OF OPERATIONS
              ---------------------

             REVENUES:

             Revenues for the three and nine month periods ended September 30, 2001, were $245,399 and $760,695, respectively, as compared to $256,107 and $696,794 for the corresponding periods of the prior year. The increase of $63,901 (or 9.2%) for the nine-month period ended September 30, 2001 as compared to the comparable period of the prior year was due to enhanced revenues generated primarily by the addition of New York Medical Oncology in the September 2000 period. We terminated our management/license agreement with New York Medical Oncology in July 2001. The decrease of $10,708 (or 4.2%) for the three-month period ended September 30, 2001 as compared to the comparable period of the prior year was due primarily to the continued reduction of fees generated in the medical groups we manage as a result of our focus on the development of our nuclear pharmaceutical technologies. To date, patient accrual, and income derived from the treatment of those patients, has been dependent to a great extent, on a public relations effort, which resulted in extensive media exposure. Our revenues have fluctuated depending on the timing of media exposure. During the first half of 2001, we embarked on a targeted advertising program to complement our existing public relations effort.

             COSTS AND EXPENSES:

             Costs of revenues were $128,512 and $175,708 for the three-month periods ended September 30, 2001, and 2000, respectively. For the nine-month periods ended September 30, 2001 and 2000, costs of revenues aggregated $354,265 and $340,517, respectively. The increase for the comparative nine- month period of $13,748 (or 4.0%), was primarily the result of the Company's advertising and public relations efforts. The decrease for the comparative three-month period of $47,196 (or 26.9%), was primarily due to the termination of our management/license agreement with New York Medical Oncology in the beginning of July 2001.

             Research and development ("R&D") expenses were $199,707 and $162,821 for the three-month periods ended September 30, 2001, and 2000, respectively, representing an increase of $36,886 (or 22.7%). R&D expenses increased by $208,217 (or 38.4%), to $750,780 for the nine-month period ended September 30, 2001 from $542,563 for the nine-month period ended September 30, 2000. These increases are primarily attributable to costs associated with the preparation of INDs for our nuclear pharmaceutical technologies and costs incurred in generating media exposure. Additionally, a portion of Director's and Officer's liability insurance is attributable to the increase in R&D expenses, as well as the addition of a key-man life insurance policy on Dr. Order. This was offset by a reduction in the purchase of isotopes due to the Company's focus on the development of our nuclear pharmaceutical technologies. R&D expenses for the nine months ended September 30, 2001 are broken down as follows:

                   Colloidal P32/MAA technology                $     371,458
                    Radioactive Cisplatin technology                 360,063
                    Other                                             19,259
                                                               -------------
                                                               $     750,780


             General and administrative expenses were $786,619 and $143,157 for the three-month periods ended September 30, 2001, and 2000, respectively, reflecting an increase of $643,462 (or 449.5%). General and administrative expenses were $1,604,282 and $249,517 for the nine months ended September 30, 2001, and 2000, respectively, reflecting an increase of $1,354,765 (or 543.0%). These increases were due primarily to the increase in our allowance for doubtful accounts against fees receivable and loans and advances of approximately $853,000, an increase in professional fees associated with our status as a publicly held entity and costs incurred in the submission of a registration statement to the Securities and Exchange Commission.

             The medical groups we manage have enrolled over 90 patients in three separate studies of our colloidal P32/MAA technology. One study, a Phase II study involving pancreatic cancer that has not previously been treated using other methodologies, is nearing completion. We expect that a second Phase II study, involving pancreatic cancer that has previously been treated using other methodologies, will be completed in less than two years. We expect that the third study, a Phase I/II study involving brain cancer, will be completed in approximately three to six months. We expect that Phase II studies in brain cancer, which will follow the Phase I study, will take an additional two to three years. The researchers in the medical groups we manage are continuing to accrue and treat patients in the Phase II study of pancreatic cancer that has not previously been treated with other methodologies and are analyzing the data gathered in the study. Once patient accrual and treatment and data analysis are complete, we intend to approach the FDA regarding the adequacy of this data to support approval of the product for this indication. We also intend to approach the FDA regarding the adequacy of the data from the other Phase II studies once the studies have been completed. It is possible that the FDA may require that a Phase III study be conducted for one or more of these indications. Because we do not know how much additional research will be required in order to support approval of this technology for each of these indications, we cannot be certain how long it will take or how much additional costs we will incur before we can market this technology for these indications.

             We will need data from a minimum of three clinical studies of our Radioactive Cisplatin technology in order to demonstrate to the FDA that this technology is safe and effective. We expect that the initial study will be a 15 patient Phase I safety study that will last up to two years. The medical groups we manage are presently preparing this Phase I study and we expect that it will commence in the first quarter of 2002. The timing of the commencement of this study will depend primarily on how quickly the medical groups can attract patients for the study. We expect that the medical groups we manage will need to conduct two Phase II studies, involving perhaps 60 patients each, to determine the proper dose, effectiveness, and safety of the product. We expect that the Phase II studies, which may last several years, will involve various solid tumor cancers. It is possible that a Phase III study may be necessary depending on the results of the Phase II studies. Because we do not know how much research will be required in order to support approval of this technology, we cannot be certain how long it will take or how much additional costs we will incur before we can market this technology for these indications.

             LIQUIDITY AND CAPITAL RESOURCES:

             At September 30, 2001, our balance sheet reflected cash of $224,325 and negative working capital of $609,962 and a current ratio of approximately 0.5 to 1. At our year-end of December 31, 2000, the balance sheet reflected cash of $1,032,563, working capital of $1,368,119 and a current ratio of 16.0 to 1.

             In addition to losses realized during 2000, we sustained further operating losses of $1,925,615 during the nine-month period ended September 30, 2001, and as of that date had a working capital deficit of $609,962 and a net worth deficiency of $346,420. We believe that our current cash reserves are insufficient to finance our operations and we are actively seeking additional funding. In order for us to continue our current operations at existing levels, we will require approximately $1,740,000 of additional funds over the next twelve months.

             We filed an Investigational New Drug Application with the FDA for the study of our Radioactive Cisplatin technology on June 4, 2001, and on July 9, 2001, we received approval from the FDA to commence the clinical studies. We have begun to incur significant costs in connection with the launch of the Phase I studies. We expect that these costs may exceed $5,000,000 during the first year of the studies.

             Without additional funding, we will not be able to launch the Phase I studies of our Radioactive Cisplatin technology and we may not be able to continue our current operations. Therefore, we will need to raise additional funds through equity or debt offerings. Additional funding may not be available to us on favorable terms, or at all. Our ability to obtain such additional funding and to achieve our operating goals is uncertain.

             In August and September 2001, we raised $500,000 in a private placement in which we sold, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, 10 units, each consisting of a convertible promissory note in the principal amount of $50,000 and a common stock purchase warrant to purchase 12,500 shares of our common stock. The notes accrue interest at a rate of 8% per annum and are automatically convertible into shares of our common stock, at a price of $2.00 per share, upon the closing of a private offering of our common stock that we are making during the third and fourth quarters of fiscal 2001. The warrants are exercisable for a period of five years at an exercise price of $2.00 per share.

             We are currently making a private offering of a minimum of 1,750,000 shares and a maximum of 2,500,000 shares of our common stock to certain accredited investors, at a price of $2.00 per share. The offering will terminate on November 30, 2001, but may be extended through December 31, 2001. If the offering is completed, we plan to use the proceeds, less the expenses of the offering, for capital expenditures and general corporate purposes, including internal research and development, clinical trials of our Radioactive Cisplatin technology, toxicity studies and patent fees. The net proceeds will be reduced by the principal amount of the convertible notes sold in August and September 2001, which will convert into common stock at a price of $2.00 per share upon the initial closing of the private offering. We cannot assure you that the offering will be completed nor can we assure you that we will obtain the additional funding we need for our operating requirements.

             See Item 5 of Part II of this Form 10-QSB for additional information concerning the private offering.

             Pursuant to our management/license agreements with the medical groups we manage, we have provided the medical groups with working capital advances from time to time. The table below describes the working capital advances we have made to each of Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, and New York

             Medical Oncology, P.C., d/b/a Center for Medical Oncology, and the payments we have received from the medical groups against the advances:

                                                                               DECEMBER 31,                           SEPTEMBER 30,
                                                       ----------------------------------------------------------    ---------------
                                                            1997           1998           1999            2000            2001
                                                       ------------    ------------   ------------   ------------    ---------------
              STANLEY E. ORDER, M.D., P.C.
              Advances                                 $     56,154    $     64,241   $     27,111   $     75,000    $    164,000
              Repayments                                         -         (120,395)       (27,111)       (20,000)       (121,431)
              Interest                                           -               -              -             169           3,966
                                                       ------------    ------------   ------------   ------------    ------------
              Advances receivable - end of period      $     56,154    $         -    $         -    $     55,169    $    101,704
                                                       ============    ============   ============   ============    ============

              MITCHELL E. LEVINE, M.D., P.C.
              Advances                                 $         -     $         -    $        555   $         -     $         -
              Repayments                                         -               -              -            (555)             -
              Interest                                           -               -              -              -               -
                                                       ------------    ------------   ------------   ------------    ------------
              Advances receivable - end of period      $         -     $         -    $        555   $         -     $         -
                                                       ============    ============   ============   ============    ============

              NEW YORK MEDICAL ONCOLOGY, P.C.
              Advances                                 $         -     $         -    $         -    $     91,816    $     69,064
              Repayments                                         -               -              -              -         (103,000)
              Interest                                           -               -              -           1,510           5,811
                                                       ------------    ------------   ------------   ------------    ------------
              Advances receivable - end of period      $         -     $         -    $         -    $     93,326    $     65,201
                                                       ============    ============   ============   ============    ============


             As of December 31, 2000, we recorded a provision of $50,000 (as restated) against advances receivable from the medical groups. We decreased the provision to $43,201 as of September 30, 2001, to provide for 100% of the advances receivable from New York Medical Oncology, after a $22,000 repayment in October 2001. As discussed earlier, we terminated our relationship with this medical group in July 2001.

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

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The following table sets forth certain information with respect to our issuance of certain securities during the quarter ended September 30, 2001, without registration of such securities under the Securities Act:

                                                                             EXEMPTION         TERMS OF        USE OF
                                                                             ---------         --------        ------
         SECURITIES SOLD      DATE SOLD      PURCHASERS     CONSIDERATION     CLAIMED       CONVERSION OR     PROCEEDS
         ---------------      ---------      ----------     -------------     -------       -------------
                                                                                               EXERCISE
                                                                                               --------
        Options to          July 11, 2001  Several            Services      Section 4(2)  Options are         We did not
        purchase 290,000                   employees,                                     exercisable for     receive cash
        shares of common                   directors and                                  10 years at a       proceeds for
        stock                              officers of,                                   price of $3.00      these options
                                           and                                            per share
                                           consultants
                                           to, the
                                           Company

        Options to          July 20, 2001  A consultant       Services      Section 4(2)  Options are         We did not
        purchase 10,000                    to the Company                                 exercisable for     receive cash
        shares of common                                                                  10 years at a       proceeds for
        stock                                                                             price of $3.00      these options
                                                                                          per share

        10 Units, each    August 24, 2001  Five               $500,000        Section     Notes are           Working capital
        consisting of                      accredited                         4(2) and    convertible into
        (i) a                              investors                        Rule 506 of   Common Stock at
        convertible                                                         Regulation D  the rate of $2.00
        promissory note                                                                   per share upon
        in the                                                                            the satisfaction
        principal                                                                         of certain
        amount of                                                                         conditions
        $50,000 and
        (ii) a common                                                                     Warrants are
        stock purchase                                                                    exercisable for
        warrant to                                                                        five years at a
        purchase 12,500                                                                   price of $2.00
        shares of                                                                         per share
        common stock


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 16, 2001, we held our Annual Meeting of Shareholders. At the meeting the following proposals were approved by the vote specified below:

         A proposal to elect five (5) directors of the Company to serve for a one-year term expiring at the Annual Meeting of Shareholders in 2002 was approved by the shareholders. The nominees received the following votes:


         Name                                Votes For              Votes Against         Votes Abstaining
-------------------------------------------------------------------------------------------------------------
         Shraga David Aranoff                6,964,537                     --                  --
         Stanley F. Barshay                  6,964,537                     --                  --
         Harry Barnett                       6,964,537                     --                  --
         Jay M. Haft                         6,964,537                     --                  --
         Jack Schwartzberg                   6,964,537                     --                  --

         A proposal was introduced to approve the 2000 Long-Term Incentive Plan, authorizing the grant of stock options to attract and retain employees and physicians in the medical groups managed by the Company. This proposal was approved with the following votes:

                Votes For:                     6,918,320
                Votes Against:                    12,500
                Votes Withheld:                        0

         In addition, a proposal was introduced to ratify the appointment of Lazar, Levine & Felix LLP as independent public accountants of the Company for the fiscal year ending December 31, 2001. This proposal received the following votes:

                 Votes For:                     4,542,946
                 Votes Against:                         0
                 Votes Withheld:                2,421,591

ITEM 5. OTHER INFORMATION

         The following notice is provided pursuant to Rule 135c under the Securities Act of 1933 and in satisfaction of the filing requirement of paragraph (d) of that rule.

         In August and September 2001, we raised $500,000 in a private placement in which we sold, pursuant to an exemption from registration under
         Section 4(2) of the Securities Act of 1933, 10 units, each consisting of a convertible promissory note in the principal amount of $50,000 and a common stock purchase warrant to purchase 12,500 shares of our common stock. The notes accrue interest at a rate of 8% per annum and are automatically convertible into shares of our common stock, at a price of $2.00 per share, upon the closing of a private offering of our common stock that we are making during the third and fourth quarters of fiscal 2001. The warrants are exercisable for a period of five years at an exercise price of $2.00 per share.

         We are currently making a private offering of a minimum of 1,750,000 shares and a maximum of 2,500,000 shares of our common stock to certain accredited investors, at a price of $2.00 per share. The offering will terminate on November 30, 2001, but may be extended through December 31, 2001. If the offering is completed, we plan to use the proceeds, less the expenses of the offering, for capital expenditures and general corporate purposes, including internal research and development, clinical trials of our Radioactive Cisplatin technology, toxicity studies and patent fees. The net proceeds will be reduced by the principal amount of the convertible notes sold in August and September 2001, which will convert into common stock at a price of $2.00 per share upon the initial closing of the private offering. We cannot assure you that the offering will be completed nor can we assure you that we will obtain the additional funding we need for our operating requirements.

         We are offering the common stock in reliance on an exemption from registration for offers and sales of securities that do not involve a public offering. The offering has not been registered under the Securities Act of 1933, as amended, and the common stock may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is neither an offer to purchase nor a solicitation of an offer to sell securities in any jurisdiction in which such an offer or sale would be unlawful.

         This notice contains "forward-looking" information within the meaning of the federal securities laws. The forward-looking information includes statements concerning our outlook for the future, as well as other statements of belief, future plans and strategies or anticipated events, and similar expressions concerning matters that are not historical facts. The forward-looking statements are subject to risks and uncertainties that could cause actual results and outcomes to differ materially from those expressed in, or implied by, the statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  10.1 Practice Management Services Termination Agreement, dated July 10, 2001, by and between Isotope Solutions, Inc. and New York Medical Oncology, P.C. (incorporated by reference to the Company's Current Report on Form 8-K, filed July 12,
                  2001).

         (b)      Reports on Form 8-K

                  On July 12, 2001, we filed a Form 8-K regarding the issuance of three press releases announcing, respectively, the resignation of Dr. Ira Braunschweig and the termination of the management/license agreement with New York Medical Oncology, P.C., the Company's receipt of FDA clearance to initial clinical trials of Radioactive Cisplatin in humans, and the filing of two provisional patent applications for nine new radiopharmaceutical technologies for the treatment of cancer.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:  November 13, 2001      By:/s/ Jack Schwartzberg
                                 ----------------------------------
                                     Jack Schwartzberg, Chief
                                     Executive Officer and President


Date:  November 13, 2001      By:/s/ Shraga D. Aranoff
                                 ---------------------------------------
                                     Shraga D. Aranoff, Vice President
                                     and Treasurer (Principal Financial Officer)