Form 10KSB
period 2001-12-31
ISOTOPE SOLUTIONS GROUP INC
filed 2002-03-29
CIK 869709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
     THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2001
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____.

                       __________________________________
                       Commission file number 33-37674-NY

                          ISOTOPE SOLUTIONS GROUP, INC.
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

         Yes |X|              No  |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenues for the year ended December 31, 2001 were
$954,267

         The aggregate market value of voting stock held by non-affiliates of the registrant on March 20, 2002, was approximately $7,475,768. On such date, the last sale price of registrant's common stock was $1.40 per share. While such market value excludes the market value of shares that may be beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

         As of March 20, 2002, there were 11,052,232 shares of common stock outstanding.

Documents Incorporated by Reference

         The information required in Part II by Items 9, 10, 1

incorporated by reference to the issuer's proxy statement in connection with the annual meeting of shareholders to be held in June 2002, which will be filed by the issuer within 120 days after the close of its fiscal year.

Transitional Small Business Disclosure Format (check one)

         Yes  |_|        No  |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

         We were organized as a New York corporation in 1990 under the name "EDG Capital, Inc." for the purpose of investing in any and all types of assets, properties and businesses. Until we acquired Isotope Solutions Inc. ("ISI") in 2000, we had not engaged in any business operations.

         On November 14, 2001, we changed our name from "EDG Capital, Inc." to "Isotope Solutions Group, Inc."

Acquisition of ISI

         On September 13, 2000, we acquired Isotope Solutions Inc., a New York corporation formerly known as "Molecular Radiation Management, Inc." To effect the acquisition, all of ISI's outstanding capital stock, excluding its treasury stock, which was canceled, was converted into the right to receive an aggregate of 7,440,005 shares of our common stock, and ISI was merged into our wholly-owned subsidiary, MRM Merger Sub, Inc., with ISI being the surviving corporation. Contemporaneously with the acquisition, we effected a 2.57315-for-one stock split in the form of a stock dividend payable to shareholders of record on August 23, 2000, and raised gross proceeds of $2,100,000 in a private placement of 2,603,844 shares of common stock at a price of $.8065 per share. All share and per share numbers in this proxy statement have been adjusted to effect the acquisition of ISI and the stock split.

         In connection with the acquisition of ISI, Linda Green and Seth Green resigned as members of our then existing board of directors, the board of directors was increased to six persons and Jack Schwartzberg, Shraga David Aranoff, Robert G. M. Keating, Gail Shields, Jay M. Haft and Maurice Kolodin, all nominees of the former shareholders of ISI, became the new directors to fill the vacancies on the board.

         On January 5, 2001, Robert G.M. Keating and Maurice Kolodin resigned from the board and on January 15, 2001, Gail Shields resigned from the board. On January 15, 2001, the remaining directors elected Stanley F. Barshay to fill one of the vacancies on the board. The size of the board was reduced to five persons by resolution adopted at a meeting of the board held on January 22, 2001. Subsequently, on May 4, 2001, the board elected Harry Barnett to fill the remaining vacancy on the board.

Operations

         Nuclear Pharmaceutical Research and Development

         Cancer, Chemotherapy and Radiation Oncology

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

         Radiation oncology is the treatment of cancer through radiation, either alone or in combination with other treatments such as surgery and chemotherapy. The goal of radiation therapy is to direct a precise amount of radiation to the tumor volume while minimizing injury to nearby healthy tissue, providing for the destruction of the tumor, while minimizing uncomfortable side effects.

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

         The Food and Drug Administration requires that new drugs undergo thorough clinical testing before granting approval for the marketing of the drugs. The length and number of the required studies depends on many factors, including the type of drug and the condition being treated. Another factor influencing the duration of studies is the ability to recruit, in a timely manner, a sufficient number of patients with the condition to be treated. In addition, as with all research, the outcome of research studies cannot be predicted with certainty. We describe the process for obtaining FDA approval of a new drug in more detail in the section of this prospectus entitled "Business - Government Regulation."

         In July 2000, Iso-Tex Diagnostics, a Texas based radio-pharmaceutical company, informed us that it had successfully produced and tested a batch of the Radioactive Cisplatin used in our Radioactive Cisplatin technology, and it believed it would be able to provide us with the materials we will need to commence clinical trials. We do not have any formal agreement with Iso-Tex Diagnostics and obtain the Radioactive Cisplatin from them on an as-needed basis. In August 2000, the Center for Molecular Medicine retained a third party, Chesapeake Regulatory Group, to prepare an Investigational New Drug Application to file with the FDA. In May 2001, ISI entered into a similar agreement with Chesapeake Regulatory Group that replaced the agreement between the Center for Molecular Medicine and Chesapeake Regulatory Group. On June 4, 2001, ISI filed an IND with the FDA seeking permission to conduct clinical studies of the use of Radioactive Cisplatin in the treatment of liver cancer. We intend to expand the IND in the future to include clinical studies of the drug in the treatment of bladder, lung, brain, gastric, head and neck, pancreatic and esophageal cancer. We may also expand the IND to include clinical studies of the drug in the treatment of gynecological, breast, colon and prostate cancer. On July 9, 2001, we received FDA approval to commence the clinical studies. We have begun to incur significant expenses in connection with the launch of the Phase I studies, including expenses for the manufacture of Radioactive Cisplatin, quality assurance and processing costs, clinical studies administration, marketing to attract patients, website development and translation, foreign patent protection, and additional administrative personnel, office space and equipment. We expect that these costs may exceed $5,000,000 during the first year of the studies.

         We will need data from a minimum of three clinical studies of our Radioactive Cisplatin technology in order to demonstrate to the FDA that this technology is safe and effective. We expect that the initial study will be a 15 patient Phase I safety study that will last up to two years. The medical groups we manage are presently preparing this Phase I study and we expect that it will commence in the second quarter of 2002. We expect that the medical groups we manage will need to conduct two Phase II studies, involving perhaps 60 patients each, to determine the proper dose, effectiveness, and safety of the technology. We expect that the Phase II studies, which may last several years, will involve various solid tumor cancers. It is possible that a Phase III study may be necessary depending on the results of the Phase II studies. Because we do not know how much research will be required in order to support approval of this technology, we cannot be certain how long it will take or how much additional costs we will incur before we can market this technology for these indications.

         From 1997 through December 31, 2001, we incurred an aggregate of approximately $673,000 in research and development costs relating to our Radioactive Cisplatin technology.

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

         The medical groups we manage have enrolled over 115 patients in three separate studies of our colloidal P32/MAA technology. One study, a Phase II study involving pancreatic cancer that has not previously been treated using other methodologies, is nearing completion. We expect that a second Phase II study, involving pancreatic cancer that has previously been treated using other methodologies, will be completed in approximately two years. We expect that the third study, a Phase I study involving brain cancer, will be completed in approximately three to six months. We expect that Phase II studies in brain cancer, which will follow the Phase I study, will take an additional two to three years. The researchers in the medical groups we manage are continuing to accrue and treat patients in the Phase II study of pancreatic cancer that has not previously been treated with other methodologies and are analyzing the data gathered in the study. Once patient accrual and treatment and data analysis are complete, we intend to approach the FDA regarding the adequacy of this data to support approval of the product for this indication. We intend to approach the FDA regarding the adequacy of the data from the other Phase II studies once the studies and the analysis of the data gathered in the studies have been completed. It is possible that the FDA may require that a Phase III study be conducted for one or more of these indications. Because we do not know how much additional research will be required in order to support approval of this technology for each of these indications, we cannot be certain how long it will take or how much additional costs we will incur before we can market this technology for these indications.

         The studies being conducted by the Center for Molecular Medicine and the Center for Neuro-Oncology have included the treatment of non-resectable (non-removable) pancreatic cancer, high-grade brain tumors, non-small cell lung cancer, recurrent colon cancer and head and neck tumors. In conjunction with these studies, physicians associated with these groups have conducted more than 650 colloidal P32/MAA infusion procedures during the past ten years. The Phase I/II clinical trials of our colloidal P32/MAA brachytherapy treatment for non-resectable pancreatic cancer and other solid tumors have produced promising results. Brachytherapy means short distance therapy and refers to the fact that isotopes can be used for therapy in a limited area of the body. Phase I results achieved a median survival of one year, comparing favorably with Gemzar(R), a chemotherapeutic drug produced by Eli Lilly and Company that has a 5.7-month median survival. Subsequently, the ongoing Phase II study has yielded significant interim data. The two longest pancreatic cancer survivors in Phase II are cancer free more than five and six years, respectively, after receiving treatment.

         Research Expenses

         From 1997 through December 31, 2001, we incurred an aggregate of approximately $1,925,000 in research and development costs relating to our colloidal P32/MAA technology.

         Although we provide the medical groups with the supplies they need to conduct the clinical studies, we recoup the costs of these supplies through the management fees we receive from the medical groups. The medical groups bill the patients participating in the studies for the treatments they are given. Consequently, the patients, and their insurance companies, provide revenue to the medical groups, who in turn pay us management and licensing fees, thus providing partial funding in support of the clinical studies of our nuclear pharmaceuticals. If we were to conduct this research on our own, without the medical groups, the costs would be prohibitive since they would not be offset by the license fees and management fees derived from the treatment of patients that we receive from the medical groups.

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

                  In the future we may license our collodial P32/MAA technology and certain related non-proprietary technologies to various radiation oncology facilities. We believe that radiation oncology facilities may be willing to pay license fees to us in order to participate in our clinical studies of these technologies and obtain access to patients who wish to be treated with these technologies. By participating in our studies, these radiation oncology facilities could receive payments from the patients' insurance companies or other payors for services that would normally be a part of the treatment protocol for these patients in the absence of the technology being studied. We believe that the participation of these radiation oncology facilities in the studies may help accelerate data collection for the studies and perhaps ultimately result in earlier approval of these technologies by the FDA. Traditionally, however, radiation oncology facilities and other medical groups do not pay to participate in studies of new technologies prior to the approval of such technologies by the FDA, but rather are typically paid by drug developers to do so. We cannot assure you that we will be able to persuade radiation oncology facilities to pay us license fees to participate in clinical studies of our technologies.

         We are also considering entering into joint development arrangements with established biotechnology and pharmaceutical companies seeking promising new technologies, or with established radiopharmaceutical companies seeking to improve their product pipelines. An arrangement with an established company for the joint development of one or both of our principal proprietary technologies could provide us with the necessary funds to accelerate the development of our Radioactive Cisplatin technology and the other radioactive platinum technologies in our product pipeline. We have not entered into any joint development arrangements yet and we cannot assure you that we will be able to do so. Even if we do enter into a joint development arrangement, we cannot assure you that it will be beneficial to us.

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

         Medical Group Management

         We have long term management/license agreements with two groups of medical professionals. From September 2000 until July 2001 we also had a management/license agreement with a third medical group. Pursuant to the management/license agreements, we provide the medical groups with business, financial and marketing support while they conduct research and treat patients using our technologies and traditional cancer treatment techniques. We charge the medical groups administrative fees for our services and license fees for the use of our nuclear pharmaceutical technologies in their practices. Each of the medical groups is organized as a separate legal entity, and we do not own or control either of them. Fees from the medical groups we manage have generated approximately $1,968,000 in gross revenues in the two-year period ended December 31, 2001, including $1,754,000 in management fees and $214,000 in license fees.

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

         Our ability to develop Radioactive Cisplatin, which is in an early stage of development, depends in part on the efforts of Dr. Stanley E. Order, who invented this technology. Dr. Order's medical group is conducting the clinical research needed to support the application for FDA approval of this technology. If Dr. Order were no longer available or able to assist us, we might not be able to continue to develop this technology. If we could not continue to develop Radioactive Cisplatin it would not have a significant effect on our revenues from our medical group management operations. However, it would reduce significantly the revenues that we might earn in the future from our nuclear pharmaceutical technologies. We have $4,000,000 in key person life insurance covering Dr. Order.

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

         The management/license agreement provides that the medical group will pay us license fees on a monthly basis and management fees on a weekly and monthly basis. The weekly management fee covers consulting, billing and collection services and medical supplies. The monthly management fee covers treatment and laboratory space, furnishings and equipment, clerical services and staff and managerial and administrative services. The consulting portion of the weekly management fee is equal to our actual costs plus a percentage of the medical group's billings. The billing and collection services portion of the weekly management fee is based upon a percentage of the medical group's billings. The medical supplies portion of the weekly management fee is equal to our actual costs plus a percentage of such costs as a markup. The weekly fee markup and the monthly license and management fees are set each year in advance by mutual agreement of the parties. We billed the medical group management/license fees of $754,530 in 2001, $722,444 in 2000 and $1,297,766 in
1999. The fees billed in 1999 included $148,800 of license fees. On January 1, 2000, we waived all license fees for Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, for the year 2000 and agreed that the license fee billed and paid for 1999 would cover 2000 as well. As a result, we effectively reduced the license fee for 1999 retroactively by approximately 50%. The fees billed in 2001 included $60,000 of license fees. In December 2001 we set the license fee for 2002 at $60,000.

         The medical group paid us $4,569 in 2001, $671,187 in 2000 and $1,353,950 in 1999 against the fees billed. As of December 31, 2001, the medical group owed us approximately $1,237,000. The medical group has not paid a substantial portion of the fees due us because the number of patients treated by it declined significantly in 2001. This decline is largely attributable to the commencement of formal FDA clinical trials of the P32/MAA technology in December 2000, which resulted in limitations on patient enrollment and eligibility. Since the medical group has not been able to pay the management fee, we have reserved the entire balance of $1,237,000. At December 31, 2001, the medical group was owed approximately $193,000 for services rendered to its patients. We intend to carry the amounts owed by the medical group forward. For 2002, the medical group is obligated to pay us a monthly fee of $9,500. The monthly fee includes a management fee of $4,500 and a license fee of $5,000 for the license of the colloidal P32/MAA technology. The monthly license fee for the Radioactive Cisplatin technology has not yet been set. This fee will be determined before clinical trials of this technology commence.

         We provided Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, with advances totaling approximately $56,000 in 1997, $64,000 in 1998, $27,000 in 1999, $75,000 in 2000 and $207,000 in 2001. The medical group repaid approximately $120,000 of the advances during 1998, $27,000 in 1999, $20,000 in 2000 and $146,000 in 2001. At December 31, 2001, our advances receivable from Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, together with accrued interest of approximately $6,000, amounted to approximately $122,000.

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

         Pursuant to the agreement with Mitchell E. Levine, M.D., P.C., we provide the medical group with access to research laboratories and treatment facilities of the Center for Molecular Medicine on an as-needed basis, and provide all necessary supplies, including the components of the nuclear pharmaceuticals. We also provide the medical group with all clerical personnel and other non-medical personnel necessary to manage the group's practice and research activities. Pursuant to the agreement, we also license to the group the methods for treating solid tumor cancers covered by patents Nos. 5,424,288, 5,538,726 and 6,074,626 and provide the group with a range of consulting and practice management services, including billing and collection.

         The management/license agreement with Mitchell E. Levine, M.D., P.C., provides that the medical group will pay us license fees on a monthly basis and management fees on a weekly and monthly basis. The weekly management fee covers consulting, billing and collection services and medical supplies. The monthly management fee covers treatment and laboratory space, furnishings and equipment, clerical services and staff and managerial and administrative services. The consulting portion of the weekly management fee is equal to our actual costs plus a percentage of the medical group's billings. The billing and collection services portion of the weekly management fee is based upon a percentage of the medical group's billings. The medical supplies portion of the weekly management fee is equal to our actual costs plus a percentage of such costs as a markup. The weekly fee markup and the monthly license and management fees are set each year in advance by mutual agreement of the parties. The monthly fees are a fixed amount determined each year at the beginning of the year. If an understanding cannot be reached on new fees, then the fees are increased by two factors: the cost of living adjustment as determined by the U.S. Department of Labor and our reasonable evaluation as to any increase in its costs. We billed the medical group fees of $23,925 in 2001 and $73,822 in 2000. The fees billed in 2001 included $14,400 of license fees and the fees billed in 2000 also included $14,400 of license fees. The medical group pays us as it receives payment for its services from its patients and their insurance companies. The medical group paid us $16,800 in 2001 and $4,335 in 2000 against the fees billed. As of December 31, 2001, the medical group owed us approximately $77,000 against fees billed in 2001 and 2000. As of December 31, 2001, there was no patient balance due to the medical group. We intend to carry the amounts owed by the medical group forward. For 2002, the medical group is obligated to pay us a monthly fee of $1,500. The monthly fee includes a management fee of $300 and a license fee of $1,200 for the license of the colloidal P32/MAA technology. The monthly license fee for the Radioactive Cisplatin technology has not yet been set. This fee will be determined before clinical trials of this technology commence.

         We provided Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, with an advance of approximately $600 in 1999. This advance was repaid in 2000, and at December 31, 2001, we had no advances receivable from Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology.

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

         Medical Oncology / Hematology Research Group

         In August 2000, we entered into a 30-year management/license agreement with New York Medical Oncology, P.C., d/b/a Center for Medical Oncology. The terms of the agreement were substantially the same as the terms of our agreements with Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, and Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology. We terminated the management/license agreement with New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, in July 2001 when the group's principal physician, Dr. Ira Braunschweig, left the group to accept a position in the Oncology Department of Brooklyn Hospital. We decided not to replace this medical group but rather to obtain all of our medical oncology needs from third party medical groups practicing in the Garden City, New York area. We believe that this approach is more efficient and has not caused any undue hardship for our two remaining medical groups or their patients.

         As of December 31, 2001, New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, owed us approximately $321,000 against fees billed in 2001 and 2000. At December 31, 2001, our advances receivable from New York Medical Oncology, P.C., d/b/a Center for Medical Oncology amounted to approximately $25,000. At December 31, 2001, New York Medical Oncology, P.C., d/b/a Center for Medical Oncology was owed approximately $27,000 for services rendered to its patients. We are entitled, pursuant to the management/license agreement and the terms of the termination agreement we entered into with New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, to collect all amounts owed to the medical group for services rendered to its patients through the termination date, and to apply such amounts first to the amounts owed to us and then, if any amounts remain, to pay them to the medical group's owners. As of December 31, 2001, we had established provisions aggregating approximately $346,000 to cover all fees owed by the medical group and advances made to the medical group.

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

         Third Party Pharmaceutical Company Clinical Trials

         The medical groups we manage also participate in third-party pharmaceutical company clinical trials. The Center for Molecular Medicine has been approved as a site for ImClone Systems Inc.'s national clinical trials of Erbitux by the institutional review board that monitors the clinical trials. We do not have any agreements with ImClone Systems, Inc. or any other third party pharmaceutical company sponsoring the clinical trials. In addition, we do not have any rights to Erbitux or any of the other drugs used in the third-party clinical trials. However, because certain portions of the weekly management fees we charge the medical groups are based in part on a percentage of their billings, we share in the revenues that the medical groups earn through their participation in the third-party clinical trials. As with the clinical studies of our nuclear pharmaceutical technologies, the medical groups receive payment by the patients' insurance companies and other payors for treatments and procedures that would normally be a part of the treatment protocol for these patients in the absence of the drug or methodology being studied, but are not reimbursed for any investigational drugs administered to the patients unless such reimbursement has been approved by the FDA. The medical groups also receive fees from the third party sponsors of the clinical studies for participating in the studies.

         Erbitux is an antibody that is made by immunizing animals against a particular material. In the ImClone study, the animals are being immunized against epidermoid growth factor. Epidermoid growth factor is a material that feeds cancer by feeding a site on the cancer cell called the epidermoid growth factor site. Erbitux, also called C225, blocks the epidermoid growth factor site, thereby blocking the nutrition of the cancer cell. Blocking the nutrition of the cancer cell helps kill the cancer when combined with drugs or radiation. ImClone is conducting a Phase III Erbitux study for patients with locally advanced squamous cell cancer of the head and neck. Squamous cells are one of the three types of cells found in the human body. Squamous cells are small and scale-like and exist in the skin and esophagus, among other places. The Center for Molecular Medicine has executed a clinical study agreement with ImClone to serve as a site for this study. The Center for Molecular Medicine began to accrue patients for the study in January 2001.

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

         Business Strategy

         We hope to accomplish the following short-term goals:

         o        Commence clinical trials for Radioactive Cisplatin.
         o Continue to help medical groups accrue patients and conduct FDA clinical trials for our colloidal P32/MAA technology.
         o Negotiate additional licensing agreements and expand ongoing FDA clinical trials for our colloidal P32/MAA technology.
         o Upgrade and further develop the existing website that we have created for the medical groups we manage, located at http://www.cancerhelpcenter.com. We are enhancing this website to describe the various types of research and treatment offered by the medical research groups that we manage. We anticipate that the website will be made interactive to help the medical groups attract patients for the ongoing clinical trials.
         o Develop a second, corporate website using the registered domain name http://www.isotopesolutions.com. We are actively working with a web design group to produce a corporate website to disseminate information about our corporation, and its technologies and management clients, over the Internet. In addition, we intend to translate both our corporate website and the website we have created for the medical groups we manage into foreign languages to obtain similar information and exposure in Asia and the Middle East.

         o Develop new radioactive pharmaceuticals for our pipeline and commence animal toxicity studies relating to new radioactive pharmaceuticals.

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

         In December 2001 we granted a first priority security interest in patent No. 6,074,626 to certain investors to whom we sold $130,000 aggregate principal amount of units, each unit consisting of a convertible promissory note and a warrant to purchase common stock. The notes are payable on the earliest of
(i) December 26, 2002, (ii) the date of the first closing of a pending private offering of common stock (iii) the date of consummation of a sale of all or substantially all of our assets or a merger or consolidation involving Isotope Solutions Group, Inc. in which Isotope Solutions Group, Inc. is not the surviving entity, (iv) the date of consummation of the sale or exchange (including by way of merger) of all or substantially all of our outstanding shares of common stock, or (v) upon the termination of the pending private offering of common stock. If we are unable to repay the principal and accrued interest on these notes when they become due, we could lose our patent rights to our Radioactive Cisplatin technology.

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

         Government Regulation

         United States and international government regulation of the biopharmaceutical industry is a significant factor in our activities and the activities of the medical groups we manage. In the United States, the Food and Drug Administration oversees clinical testing, manufacturing, marketing approval and promotion of products for human therapeutic use through rigorous mandatory procedures and safety. The FDA requires satisfaction of several procedures before it will approve a pharmaceutical product for sale in the United States. These include preclinical tests, submission of an application for an Investigational New Drug which must become effective before commencing human clinical trials, thoroughly documented and supervised human clinical trials to determine drug safety and efficacy in its intended application, submission and acceptance of a New Drug Application in the case of drugs, or a Biologics License Application in the case of biologics, and approval of the New Drug Application or Biologics License Application before commercial sale or shipment of the drug or biologic. Biologics are materials derived from natural biology and used in the treatment of humans. Each domestic drug manufacturer also must be registered or licensed with the FDA. Domestic manufacturers are also subject to inspections by the FDA and by other federal, state and local agencies and must comply with the FDA's Good Manufacturing Practices.

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

         Currently, only our colloidal P32/MAA technology is being studied, since our Radioactive Cisplatin technology has only recently been approved by the FDA for clinical trials. The medical groups we manage are presently preparing a Phase I study of our Radioactive Cisplatin technology and we expect that this study will commence in the second quarter of 2002. The timing of the commencement of the study will depend primarily on how quickly the medical groups can attract patients for the study.

         FDA regulations require that all research conducted in humans be approved by an Institutional Review Board before initiation and during the course of the study. Institutional Review Board ("IRB") is a term used by the FDA to refer to independent groups whose function is to review research to assure the protection of the rights, welfare and safety of human subjects during clinical studies. All clinical studies pertaining to our colloidal P32/MAA have received initial and ongoing approval from the appropriate IRBs.

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

         We face established and well-funded competition from other companies developing cancer treatment technologies. More specifically, we face competition from other companies developing nuclear pharmaceuticals and radio-pharmaceuticals for therapeutic purposes. Radio-pharmaceuticals include nuclear pharmaceuticals, which are drugs that are made radioactive by attaching or creating an isotope to the drug, and drugs that are made radioactive by bombarding them with radiation. These competitors include Amersham Health, Corixa Corporation, Cytogen Corporation, GlaxoSmithKline plc, IDEC Corporation, MDS Nordion and NeoRx Corporation. To our knowledge, we have no competitors that are developing nuclear or radio-pharmaceuticals that parallel our technologies.

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

         Marketing

         We currently promote our services through our managed research medical groups' activities and their joint website, www.cancerhelpcenter.com, which has historically received an average of approximately 9,000 hits per week.

         The medical groups that we manage have consulted and treated more than 500 patients over the last four years. We intend to increase marketing efforts to help these medical groups achieve greater market recognition. One of the ways we are doing this is by upgrading the website we have created for the medical groups. We hope that with an improved, interactive, design the website will attract and help recruit patients for the clinical studies these groups are conducting.

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

Employees

         We have six full-time employees: two executive officers, and four employees in administration and finance. None of our employees is currently covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

         Through ISI, we lease 1,533 square feet of office space on the second floor of 700 Stewart Avenue, Garden City, New York. The monthly rent is $4,675 and the lease expires in April 2003. We also pay a licensing fee of $25,000 per month to Nassau Radiologic Group, P.C., for the use of its equipment, office space and technical support staff at 700 Stewart Avenue (main floor), and at 765 Stewart Avenue, Garden City, New York. This fee is reviewed annually. Nassau Radiologic Group is one of the largest diagnostic and therapeutic radiology facilities in the New York metropolitan area. Our licensing agreement with Nassau Radiologic Group permits us to utilize their full resources in order to perform our managed research medical groups' treatment protocols.

ITEM 3. LEGAL PROCEEDINGS

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

         At present, we are not aware that any litigation has been commenced in this matter and believe that Associates in Radiation Oncology's claim is without merit. We believe that we and Dr. Order have meritorious defenses to this claim and intend to defend against this claim vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 14, 2001, we held a special meeting of shareholders. At the meeting the following proposals were approved by the vote specified below:

         A proposal was introduced to approve the amendment and restatement of our certificate of incorporation to change our name to Isotope Solutions Group, Inc., to authorize us to issue up to 1,000,000 shares of preferred stock, to authorize our shareholders to act by less than unanimous consent and to effect certain other changes. This proposal was approved with the following votes:

                Votes For:              8,312,021
                Votes Against:                  0
                Votes Withheld:                 0

         A proposal was introduced to approve an amendment to the 2000 Long-Term Incentive Plan, increasing the number of shares of common stock available for issuance upon exercise of options granted or that may be granted to 2,500,000 shares. This proposal was approved with the following votes:

                Votes For:              8,312,021
                Votes Against:                  0
                Votes Withheld:                 0

         A proposal was introduced to approve and consent to certain proposed payments and/or property transfers to be made pursuant to the employment agreements between the Company and each of Jack Schwartzberg, our Chief Executive Officer and President, and Shraga David Aranoff, our Vice President, Chief Operating Officer and Treasurer. This proposal was approved with the following votes:

                Votes For:              8,312,021
                Votes Against:                  0
                Votes Withheld:                 0

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our common stock has been admitted to trading on the OTC Bulletin Board since February 5, 2001. The following table sets forth, for the periods indicated, the range of high and low sales prices per share reported on the OTC Bulletin Board:

        Period Ending                               High        Low
        ---------------------------------------------------------------
        March 31, 2001 (from February 5, 2001)      $ 3.50      $ 2.25
        June 30, 2001                               $ 2.75      $ 2.625
        September 30, 2001                          $ 3.40      $ 2.45
        December 31, 2001                           $ 2.625     $ 2.50
        January 1, 2002 through March 20, 2002      $ 2.50      $ 1.40

         Our common stock trades only sporadically. The public market for our common stock is limited and you should not assume that these quotations reflect prices that you might be able to obtain in actual market transactions or in transactions involving substantial numbers of shares.

         As of March 20, 2002, there were approximately 120 holders of record of our common stock.

Recent Sales of Unregistered Securities

         The following table sets forth certain information with respect to our issuance of certain securities during the fourth quarter of 2001 without registration under the Securities Act:

                                                                                    TERMS OF
                           DATE                                     EXEMPTION      CONVERSION OR      USE OF
    SECURITIES SOLD        SOLD     PURCHASERS    CONSIDERATION     CLAIMED         EXERCISE         PROCEEDS
------------------------- --------- ------------- ---------------- -------------- ------------------ -------------
2.6 Units, each           December  Five               $130,000    Section 4(2)   Notes are          Working
consisting of (i) a       26, 2001  accredited                     and Rule 506   convertible into   capital.
convertible promissory              investors                      of             common stock at
note in the principal                                              Regulation D   the rate of
amount of $50,000 and                                                             $2.00 per share
(ii) a common stock                                                               upon the
purchase warrant to                                                               satisfaction of
purchase 12,500 shares                                                            certain
of common stock.                                                                  conditions.

                                                                                  Warrants are
                                                                                  exercisable for
                                                                                  five years at
                                                                                  an exercise
                                                                                  price of $2.00
                                                                                  per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Introduction

         We were incorporated in the State of New York on August 13, 1990, and were considered a development stage company until September 2000. On September 13, 2000, we acquired Isotope Solutions Inc. ("ISI"). On November 14, 2001, we amended our certificate of incorporation, changing our name from "EDG Capital, Inc." to "Isotope Solutions Group, Inc."

         We hold all of the outstanding capital stock of ISI (formerly named Molecular Radiation Management, Inc.). We are a biopharmaceutical company that began operations in 1998 as a medical group management company. Although most of our revenues are still derived from our medical group management operations, today we are focused primarily on the development of nuclear pharmaceutical technologies for therapeutic use in the treatment of various cancers. With the help of the medical groups we manage, we are developing two anti-cancer nuclear pharmaceutical technologies for which we own the U.S. patent rights:
195mPt-Cisplatin ("Radioactive Cisplatin"), a radioactive variation of a commonly used chemotherapy drug, and colloidal P32 macro-aggregated albumin ("colloidal P32/MAA"), a nuclear-isotope use and delivery system. Pursuant to long-term contracts with the medical groups, we provide them with business, financial and marketing support while they conduct research and treat patients using our technologies and traditional cancer treatment techniques. We charge the medical groups administrative fees for our services and license fees for the use of our nuclear pharmaceutical technologies in their practices.

     In June 1995, Dr. Stanley E. Order was granted Patent No. 5,424,288 by the U.S. Patent and Trademark Office covering a "Method of Treating Solid Tumor Cancers Utilizing Macro Aggregated Proteins and Colloidal Radioactive Phosphorus." In July 1996, Dr. Order was granted Patent No. 5,538,726 by the U.S. Patent and Trademark Office covering a "Method and Compositions for Delivering Cytotoxic Agents to Cancer." In March 1999, Dr. Order formally assigned Patent No. 5,424,288 to ISI and in August 2000, Dr. Order formally assigned Patent No. 5,538,726 to ISI, in each case in consideration for ISI's agreement to provide services under the management/license agreement between ISI and Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine ("Center for Molecular Medicine"). Both of these patents had been orally assigned to ISI by Dr. Order in December 1997, when the parties entered into the management/license agreement. We paid Dr. Order one dollar for the assignment of each of the patents. Dr. Order assigned the patents to us because we agreed to help him establish a practice and to provide the space, supplies, equipment and working capital advances, pursuant to the management/license agreement, to enable him to do so. We provide additional information regarding the working capital advances we have made to Dr. Order's medical group under "Liquidity and Capital Resources" below. We are not obligated to pay Dr. Order or his medical group any royalties in the future. As a result of these assignments, we own all rights to the colloidal P32/MAA technology described in these patents. These are use patents, which give us exclusive rights to the manner in which we are using the drug to treat cancer. The patents do not give us the right to prevent others from using the drug in other ways.

         In June 2000, Dr. Stanley E. Order was granted Patent No. 6,074,626 by the U.S. Patent and Trademark Office covering "Radioactive Cisplatin in the Treatment of Cancer." In March 1999, Dr. Order assigned the application for this patent to ISI in consideration for our agreement to provide services under the management/license agreement between ISI and Center for Molecular Medicine. We paid Dr. Order one dollar for the assignment of the patent. We are not obligated to pay Dr. Order or his medical group any royalties in the future. As a result of this assignment, we own all rights to the Radioactive Cisplatin technology described in the patent. This is a use patent, which gives us exclusive rights to the use of this drug to treat cancer. The patent does not give us the right to prevent others from using the drug in other ways.

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

     Each of the medical groups we manage was formed at the time we entered into the management/license agreements with the group. We provided the Center for Molecular Medicine and another medical group, New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, with the facilities and equipment they required to start their practices. We did not provide Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, with its own facilities and equipment, but instead provided the medical group with access to the facilities and equipment we provided to the other groups. We have also provided the medical groups with working capital advances, which are described in more detail under "Liquidity and Capital Resources" below. We terminated our management/license agreement with New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, in July 2001 when the group's principal physician, Dr. Ira Braunschweig, left the group to accept a position in the Oncology Department of Brooklyn Hospital.

         License fees and management fees from the medical groups we manage generated approximately $1,968,000 in gross revenues in the two-year period ended December 31, 2001, including $1,754,000 in management fees and $214,000 in license fees.

         The license fees we charge the medical groups are set each year in advance at a level that is intended to reflect the expected usage of the licensed technology by the medical group during the year. We charged the Center for Molecular Medicine a license fee of $148,800 in 1999. In December 1999, we determined that the license fee we charged the Center for Molecular Medicine for 1999 should be adjusted downwards in view of the number of patients enrolled in the medical group's colloidal P32/MAA clinical studies during the year. On January 1, 2000, we waived all license fees for the Center for Molecular Medicine for the year 2000, and agreed that the license fee paid for 1999 would cover 2000 as well. As a result, we effectively reduced the license fee for 1999 retroactively by approximately 50%. The license fee billed in 2001 was $60,000. In December 2001 we set the license fee to be paid by the Center for Molecular Medicine in 2002 at $60,000. We did not waive any portion of the 2001 license fee.

         As of December 31, 2001, the Center for Molecular Medicine owed us an aggregate of approximately $1,237,000 against fees billed in 2001 and 2000. As of December 31, 2001, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, owed us approximately $77,000 against fees billed in 2001 and 2000, and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, owed us approximately $321,000 against fees billed in 2001 and 2000. We evaluated the patient receivables of each individual medical group and, based on this analysis, we determined that an annual allowance of approximately $1,635,000, the aggregate amount of fees receivable, is required at December 31, 2001. The medical groups have not paid a substantial portion of the fees due us because the number of patients treated by them declined significantly in 2001. This decline is largely attributable to the commencement of formal FDA clinical trials of the P32/MAA technology in December 2000, which resulted in limitations on patient enrollment and eligibility.

         At December 31, 2001, the Center for Molecular Medicine was owed approximately $193,000 for services rendered to its patients, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, was owed approximately $-0-for services rendered to its patients and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, was owed approximately $27,000 for services rendered to its patients.

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

         In the future we may license our collodial P32/MAA technology and certain related non-proprietary technologies to various radiation oncology facilities. We believe that radiation oncology facilities may be willing to pay license fees to us in order to participate in our clinical studies of these technologies and obtain access to patients who wish to be treated with these technologies. By participating in our studies, these radiation oncology facilities could receive payments from the patients' insurance companies or other payors for services that would normally be a part of the treatment protocol for these patients in the absence of the technology being studied. We believe that the participation of these radiation oncology facilities in the studies may help accelerate data collection for the studies and perhaps ultimately result in earlier approval of these technologies by the FDA. Traditionally, however, radiation oncology facilities and other medical groups do not pay to participate in studies of new technologies prior to the approval of such technologies by the FDA, but rather are typically paid by drug developers to do so. We cannot assure you that we will be able to persuade radiation oncology facilities to pay us license fees to participate in clinical studies of our technologies.

         We are also considering entering into joint development arrangements with established biotechnology and pharmaceutical companies seeking promising new technologies, or with established radiopharmaceutical companies seeking to improve their product pipelines. An arrangement with an established company for the joint development of one or both of our principal proprietary technologies could provide us with the necessary funds to accelerate the development of our Radioactive Cisplatin technology and the other radioactive platinum technologies in our product pipeline. We have not entered into any joint development arrangements yet and we cannot assure you that we will be able to do so. Even if we do enter into a joint development arrangement, we cannot assure you that it will be beneficial to us.

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

         Through December 31, 2001, approximately 55% of the patients treated by the medical groups we manage are enrolled in the clinical studies of our colloidal P32/MAA technology and approximately 1% are enrolled in third party clinical studies. Approximately 44% of the patients treated by the medical groups are not enrolled in any formal study being conducted by the medical groups.

         The following discussion is based on financial information presented as if the acquisition of ISI had taken place as of the earliest period presented.

Results of Operations

Years Ended December 31, 2001 and 2000

Revenues

         Revenues for the year ended December 31, 2001, were $954,267, as compared to $1,013,749 for the year ended December 31, 2000. This decrease of $59,482 or 5.9%, was due primarily to the reduction of fees generated in the medical groups we manage as a result of our focus on the development of our nuclear pharmaceutical technologies in the last half of 2001. To date, patient accrual, and income derived from the treatment of those patients, has been dependent to a great extent on our public relations efforts and the resulting media exposure. Our revenues have fluctuated depending on the timing of media exposure.

Costs and Expenses

         Costs of revenues were $435,105 for the year ended December 31, 2001, and $418,947 for the year ended December 31, 2000. This increase of $16,158, or 3.9%, was primarily the result of the Company's advertising and public relations efforts in the first half of 2001.

         Research and development ("R&D") expenses increased from $791,336 for the year ended December 31, 2000, to $952,633 for the year ended December 31, 2001. This increase of $161,297, or 20.4%, was primarily attributable to costs associated with the preparation of INDs for our nuclear pharmaceutical technologies and costs incurred in generating media exposure. Additionally, a portion of our Director's and Officer's liability insurance is attributable to the increase in R&D expenses, as well as the addition of a key-person life insurance policy on a research physician. This was offset by a reduction in the purchase of isotopes due to our focus on the development of our nuclear pharmaceutical technologies.

         R&D expenses for the twelve months ended December 31, 2001 are broken down as follows:

              Colloidal P32/MAA technology        $  445,997
              Radioactive Cisplatin technology       483,590
              Other                                   23,046
                                                  ----------
                                                  $  952,633
                                                  ==========


         General and administrative expenses were $2,098,512 for the year ended December 31, 2001, and $891,232 for the year ended December 31, 2000. This increase of $1,207,280, or 135.5%, was primarily due to an increase in our bad debt expense against fees receivable of approximately $542,000, an increase in professional fees associated with our status as a publicly held entity and costs incurred in the submission of a registration statement to the Securities and Exchange Commission.

     Interest expense was $79,613 for the year ended December 31, 2001, as compared to $3,030 for the year ended December 31, 2000. This increase of $76,583 or 2,527.5%, was due primarily to interest expense recognized on the notes payable issued in August, September and December 2001, as further described under "Liquidity and Capital Resources" below. Additionally, the amortization of the discount related to the warrants issued in connection with the notes payable resulted in interest costs that were not present in the prior year.

Net Loss

         For the year ended December 31, 2001, we had a net loss of $2,703,580 ($0.24 per share) versus a net loss of $925,671 ($0.11 per share) for the year ended December 31, 2000. This increase in the loss was due to both the decrease in revenues and increase in costs and expenses as described above.

Liquidity and Capital Resources

         At December 31, 2001, our balance sheet reflected cash of $98,259, negative working capital of $999,673 and a current ratio of approximately 0.3 to
1. At December 31, 2000, the balance sheet reflected cash of $1,032,563, working capital of $1,368,119 and a current ratio of 16.0 to 1. This net decrease in cash and working capital is primarily attributable to increases in salaries and related expenses, costs incurred on behalf of the medical groups we managed during 2001 for which we have not been repaid through management fees charged to them and costs incurred in connection with our status as a publicly held entity. This decrease was offset by the notes payable we issued to fund our ongoing operations, as further discussed below.

         In addition to losses realized during 2000, we sustained further operating losses of $2,703,580 during the year ended December 31, 2001, and as of that date had a working capital deficit of $999,673 and a net worth deficiency of $855,285. We believe that our current cash reserves are insufficient to finance our operations and we are actively seeking additional funding. To continue our current operations at existing levels, we will require approximately $1,600,000 of additional funds over the next 12 months.

         We filed an Investigational New Drug Application with the FDA for the study of our Radioactive Cisplatin technology on June 4, 2001, and on July 9, 2001, we received approval from the FDA to commence the clinical studies. We have begun to incur significant costs in connection with the launch of the Phase I studies. We expect that these costs may exceed $5,000,000 during the first year of the studies. Without additional funding, we will not be able to launch the Phase I studies of our Radioactive Cisplatin technology. Therefore, we need to raise additional funds through equity or debt offerings. Additional funding may not be available to us on favorable terms, or at all. Our ability to obtain such additional funding and to achieve our operating goals is uncertain.

         In August and September 2001, we raised $500,000 in a private placement in which we sold, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, 10 units, each consisting of a convertible promissory note in the principal amount of $50,000 and a warrant to purchase 12,500 shares of our common stock. These unsecured notes accrue interest at a rate of 8% per annum and are automatically convertible into shares of our common stock, at a price of $2.00 per share, upon the closing of a private offering of our common stock that we are making. The warrants are exercisable for a period of five years at an exercise price of $2.00 per share.

         In December 2001, we raised $130,000 in a private placement in which we sold, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, 2.6 units, each consisting of a convertible promissory note in the principal amount of $50,000 and a warrant to purchase 12,500 shares of our common stock. The notes accrue interest at a rate of 8% per annum and are automatically convertible into shares of our common stock, at a price of $2.00 per share, upon the closing of a private offering of our common stock that we are making. The notes are secured by a first priority security interest in our patent No. 6,074,626 covering "Radioactive Cisplatin in the Treatment of Cancer". The notes are payable on the earliest of (i) December 26, 2002, (ii) the date of the first closing of a pending private offering of common stock,
(iii) the date of consummation of a sale of all or substantially all of our assets or a merger or consolidation involving Isotope Solutions Group, Inc. in which Isotope Solutions Group, Inc. is not the surviving entity, (iv) the date of consummation of the sale or exchange (including by way of merger) of all or substantially all of our outstanding shares of common stock, or (v) upon the termination of the pending private offering of common stock by the placement agent under certain circumstances. If we are unable to repay the principal and accrued interest on the notes when they become due, we could lose our patent rights to our Radioactive Cisplatin technology. The warrants are exercisable for a period of five years at an exercise price of $2.00 per share.

         The proceeds of debt issued with the stock purchase warrants related to the August, September and December financings are allocated based on the fair value of the debt without the warrants and of the warrants themselves when issued. Accordingly, we recorded deferred financing costs and additional paid-in capital of $234,000 for the value of the warrants. Such deferred costs are being charged to operations as additional interest expense over the term of the notes.

         We are pursuing several different possible ways to solve our existing liquidity problems. We are seeking additional financing through private financing sources, including equity or debt financing. We are evaluating proposals for strategic transactions such as a merger or the sale of certain segments of our business operations.

         We are currently making a private offering of a minimum of 1,250,000 shares and a maximum of 2,500,000 shares of our common stock to certain accredited investors, at a price of $2.00 per share. The offering will terminate on May 1, 2002. If the offering is completed, we plan to use the proceeds, less the expenses of the offering, for capital expenditures and general corporate purposes, including internal research and development, clinical trials of our Radioactive Cisplatin technology, toxicity studies and patent fees. The net proceeds will be reduced by the principal amount of the convertible notes sold in August, September and December 2001, which will convert into common stock at a price of $2.00 per share upon the initial closing of the private offering. We cannot assure you that the offering will be completed nor can we assure you that we will obtain the additional funding we need for our operating requirements.

         We are offering the common stock in reliance on an exemption from registration for offers and sales of securities that do not involve a public offering. The offering has not been registered under the Securities Act of 1933, and the common stock may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is neither an offer to purchase nor a solicitation of an offer to sell securities in any jurisdiction in which such an offer or sale would be unlawful.

         In February and March 2002 we received cash advances aggregating $30,000 from certain investors. The terms of these advances have not yet been determined.

         In the future we may license our collodial P32/MAA technology and certain related non-proprietary technologies to various radiation oncology facilities. We believe that radiation oncology facilities may be willing to pay license fees to us in order to participate in our clinical studies of these technologies and obtain access to patients who wish to be treated with these technologies. By participating in our studies, these radiation oncology facilities could receive payments from the patients' insurance companies or other payors for services that would normally be a part of the treatment protocol for these patients in the absence of the technology being studied. We believe that the participation of these radiation oncology facilities in the studies may help accelerate data collection for the studies and perhaps ultimately result in earlier approval of these technologies by the FDA. Traditionally, however, radiation oncology facilities and other medical groups do not pay to participate in studies of new technologies prior to the approval of such technologies by the FDA, but rather are typically paid by drug developers to do so. We cannot assure you that we will be able to persuade radiation oncology facilities to pay us license fees to participate in clinical studies of our technologies.

         We are also considering entering into joint development arrangements with established biotechnology and pharmaceutical companies seeking promising new technologies, or with established radiopharmaceutical companies seeking to improve their product pipelines. An arrangement with an established company for the joint development of one or both of our principal proprietary technologies could provide us with the necessary funds to accelerate the development of our Radioactive Cisplatin technology and the other radioactive platinum technologies in our product pipeline. We have not entered into any joint development arrangements yet and we cannot assure you that we will be able to do so. Even if we do enter into a joint development arrangement, we cannot assure you that it will be beneficial to us.

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

                                             1997        1998         1999        2000       2001
  Stanley E. Order, M.D., P.C.
  Advances                                 $  56,154   $  64,241    $ 27,111   $  75,000  $207,000
  Repayments                                       -    (120,395)    (27,111)    (20,000) (146,431)
  Interest                                         -           -           -         169     5,802
                                          ---------------------------------------------------------
  Advances receivable - end of period      $  56,154           -           -   $  55,169  $121,540

  Mitchell E. Levine, M.D., P.C.
  Advances                                         -           -         555           -          -
  Repayments                                       -           -           -        (555)         -
  Interest                                         -           -           -           -          -
                                          ---------------------------------------------------------
  Advances receivable - end of period              -           -      $  555           -          -

  New York Medical Oncology, P.C.
  Advances                                         -           -           -      91,816    69,064
  Repayments                                       -           -           -           -  (144,000)
  Interest                                         -           -           -       1,510     6,557
                                          ---------------------------------------------------------
  Advances receivable - end of period                                           $ 93,326  $ 24,947

         As of December 31, 2001, we recorded a provision of $47,800 against working capital advances receivable from the medical groups.

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

Forward-Looking Statements:

         Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

                     o    "may"           o   "plans"
                     o    "will"          o   "expects"
                     o    "should"        o   "believes"
                     o    "estimates"     o   "intends"

and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, the risk described in Exhibit 99.1 to this report, including our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business and our dependence on a few managed medical groups, as well as our ability to protect our intellectual property rights.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by Item 7 are included in this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 29, 2000, we dismissed Scott & Guilfoyle as our independent accountants. Our Board of Directors approved the decision to change independent accountants on September 29, 2000.

         The reports of Scott & Guilfoyle on the financial statements for the fiscal years ended June 30, 1999 and 2000 contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal years ended June 30, 1999 and 2000, there were no disagreements with Scott & Guilfoyle on any matter of accounting principles or practices, financial statement disclosure, financial or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Scott & Guilfoyle would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

            We engaged Lazar Levine & Felix LLP as our new independent accountants as of September 29, 2000. During the fiscal years ended June 30, 1999 and 2000, we did not consult with Lazar Levine & Felix LLP regarding either
(i) the application of accounting principles to a specified completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements and either written or oral advice was provided that was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)
(1) (iv) of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 9, 10, 11 and 12 is incorporated by reference to the information included in our definitive proxy statement in connection with the Annual Meeting of Shareholders to the held in June 2002, which definitive proxy statement will be filed by April 30, 2002.


ITEM 13.                   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

     Exhibit
     Number                     Description
     ------       -----------------------------------------------------------

         2.1 Agreement and Plan of Merger dated as of September 8, 2000, by and among the registrant, ISI Merger Sub, Inc., and Molecular Radiation Management, Inc. (1)
         3.1      Amended and Restated Certificate of Incorporation.(2)
         3.2      Amended and Restated By-Laws.(2)
         4.1      Specimen Common Stock Certificate. (3)
         10.1 Registration Rights Agreement, dated as of September 8, 2000, by and among Crown Cove Associates, LLC, Jack Schwartzberg, Robert Keating, Bruce Baron, Dennis Shields, Dennis Quirk, Harvey L. Greenberg, Harriet Greenberg, Shraga David Aranoff, Richard Friedman, Jeff Markowitz, Lawrence Kaplan, Stanley
                  Kaplan, Edmond O'Donnell, and the registrant. (4)
         10.2     Employment Agreement, dated as of September 8, 2000, by and between the registrant and Jack Schwartzberg. (4)
         10.3     Employment Agreement, dated as of September 8, 2000, by and between the registrant and Shraga D. Aranoff. (4)
         10.4     Practice Management Services Agreement by and between Stanley
                  E. Order, M.D., P.C. d/b/a Center for Molecular Medicine, and Molecular Radiation Management, Inc., dated as of December 1, 1997. (4)
         10.5     Practice Management Services Agreement by and between Mitchell
                  E. Levine, M.D., P.C. and Molecular Radiation Management, Inc., dated as of January 1, 2000. (4)
         10.6 Practice Management Services Agreement by and between New York Medical Oncology, P.C. and Molecular Radiation Management, Inc., dated as of September 1, 2000. (4)
         10.7 Lease dated as of August 1, 2000 by and between Scott Hotel Company, LLC, and Molecular Radiation Management, Inc. (4)
         10.8 License Agreement dated as of November 24, 1997, by and between Nassau Radiologic Group, P.C. and Molecular Radiation Management, Inc. (4)
         10.9     Registrant's 2000 Long-Term Incentive Plan, as amended. (3)

         10.10 General Consulting Agreement, dated August 18, 2000, by and between Center for Molecular Medicine and Chesapeake Regulatory Group.(6)
         10.11 Intellectual Property Addendum to Practice Management Services Agreement, dated March 27, 2001, by and among Isotope Solutions, Inc., Molecular Radiation Management, and New York Medical Oncology, P.C. (d/b/a Center for Medical Oncology).(6)
         10.12 Intellectual Property Addendum to Practice Management Services Agreement, dated March 27, 2001, by and among Isotope Solutions, Inc., Molecular Radiation Management, and Stanley
                  E. Order, M.D., P.C. (d/b/a Center for Molecular Medicine).(6)
         10.13 Intellectual Property Addendum to Practice Management Services Agreement, dated March 27, 2001, by and among Isotope Solutions, Inc., Molecular Radiation Management, and Mitchell
                  E. Levine, M.D., P.C. (d/b/a Center for Neuro-Oncology). (6)
         10.14 Assignment of Patent No. 5,424,288, dated March 29, 1999, by Dr. Stanley E. Order to Molecular Radiation Management, Inc.(6)
         10.15 Assignment of Patent No. 5,538,726, dated August 8, 2000, by Dr. Stanley E. Order to Molecular Radiation Management, Inc.(6)
         10.16 Assignment of Patent Application Serial Number 09/272,549, dated March 29, 1999, by Dr. Stanley E. Order to Molecular Radiation Management, Inc.(6)
         10.17 Practice Management Services Termination Agreement, dated July 10, 2001, by and between Isotope Solutions, Inc. and New York Medical Oncology, P.C. (7)
         10.18 Form of warrant agreement for warrants issued to G-V Capital, Inc. and its designees on September 26, 2000. (5)
         10.19    Form of note issued to private purchasers of units in August
                  2001.*
         10.20 Form of warrant issued to private purchasers of units in August 2001.*
         10.21 Form of note issued to private purchasers of units in December 2001.*
         10.22 Form of warrant issued to private purchasers of units in December 2001.*
         10.23 Security Agreement between the registrant and the purchasers of notes in December 2001.*
         10.24 Revolving Note between Stanley E. Order, M.D., P.C. (d/b/a Center for Molecular Medicine) and Isotope Solutions, Inc., dated as of July 1, 2001.*
         10.25 Security Agreement between Stanley E. Order, M.D., P.C. (d/b/a Center for Molecular Medicine) and Isotope Solutions, Inc., dated as of July 1, 2001.*
         21.1     Subsidiaries of the registrant. (5)
         23.1     Consent of Lazar Levine & Felix LLP.*
         23.2     Consent of Kurcias, Jaffe & Company LLP.*
         99.1     Risk Factors.*

-----------

 *       Filed herewith.

(1) Incorporated by reference to our Current Report on Form 8-K filed on September 19, 2000.
(2) Incorporated by reference to our Current Report on Form 8-K filed on December 6, 2001.
(3) Incorporated by reference to our Registration Statement on Form S-8 filed on December 28, 2002. (File No. 333-76070)
(4) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, filed on September 28, 2000.
(5) Incorporated by reference to our Registration Statement on Form SB-2, filed on February 7, 2001. (File No. 333-55194)
(6) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on April 2, 2001.
(7) Incorporated by reference to our Current Report on Form 8-K, filed July 12, 2001.


(b)      Reports on Form 8-K

         On December 6, 2001, we filed a Form 8-K containing disclosure under
Item 9 regarding the adoption by our board of directors of our Amended and Restated Bylaws and the approval by our board of directors of an amendment to our 2000 Long-Term Incentive Plan to change its name to "Isotope Solutions Group, Inc. 2000 Long-Term Incentive Plan."

         On November 20, 2001, we filed a Form 8-K containing disclosure under
Item 9 regarding the approval by our shareholders of (i) an amendment and restatement to our certificate of incorporation effecting, among other things, the change of our name to "Isotope Solutions Group, Inc.," (ii) an increase in the number of shares of common stock that may be awarded under our 2000 Long-Term Incentive Plan to 2,500,000 shares and (iii) certain proposed payments and/or property transfers to be made pursuant to the employment agreements between Isotope Solutions Group and each of Jack Schwartzberg, Chief Executive Officer, President and Chairman, and Shraga David Aranoff, Vice President, Chief Operating Officer and Treasurer, the reimbursement and termination provisions of the option agreements between Isotope Solutions Group and each of Jack Schwartzberg and Shraga David Aranoff, and the vesting provisions of the 2000 Long-Term Incentive Plan for purposes of excluding such payments and/or property transfers from the "parachute payment" provisions of Sections 280G and 4999 of the Internal Revenue Code of 1986.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2002.

                                  ISOTOPE SOLUTIONS GROUP, INC.


                                  By /s/  Shraga David Aranoff
                                     -----------------------------------------
                                     Shraga David Aranoff, Chief Operating
                                     Officer and Vice President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature                              Title                                  Date
---------                              -----                                  ----
/s/  Jack Schwartzberg         Chairman, Chief Executive                   March 28, 2002
----------------------         Officer and President (Principal
     Jack Schwartzberg         Executive Officer)

/s/ Shraga D. Aranoff          Chief Operating Officer, Vice               March 28, 2002
----------------------         President and Treasurer (Principal
    Shraga D. Aranoff          Accounting Officer), Director

                               Director                                    March 28, 2002
---------------------
    Harry Barnett

/s/ Stanley F. Barshay         Director                                    March 28, 2002
----------------------
    Stanley F. Barshay

/s/ Jay M. Haft                Director                                    March 28, 2002
----------------------
    Jay M. Haft

                      INDEX TO THE FINANCIAL STATEMENTS

                                                                                 Page
                                                                                 ----
Consolidated Financial Statements of Isotope Solutions Group, Inc.
  and Subsidiary:

Independent Auditors' Report - Lazar Levine & Felix LLP                           F-2

Consolidated Financial Statements:

     Balance Sheets as of December 31, 2001 and 2000                              F-3

     Statements of Operations for the Two Years in the Period
       Ended December 31, 2001                                                    F-4

     Statements of Shareholders' Equity (Deficit) for the Two Years
       in the Period Ended December 31, 2001                                      F-5

     Statements of Cash Flows for the Two Years in the Period
       Ended December 31, 2001                                                    F-6

Notes to Consolidated Financial Statements of Isotope Solutions
       Group, Inc. and Subsidiary                                             F-7 to F-19


Financial Statements of Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine:

Independent Auditors' Report - Kurcias, Jaffe & Company LLP                      F-20

      Balance Sheets as of December 31, 2001 (audited) and 2000
        (unaudited)                                                              F-21

      Statements of Operations and Accumulated Deficit for the Years Ended
        December 31, 2001 (audited) and 2000 (unaudited)                         F-22

      Statements of Cash Flows for the Years Ended
        December 31, 2001 (audited) and 2000 (unaudited)                         F-23

Notes to Financial Statements of Stanley F. Order, M.D., P.C.,               F-24 to F-31
d/b/a Center for Molecular Medicine

Independent Auditors' Report



To the Board of Directors and Shareholders
Isotope Solutions Group, Inc.
Garden City, New York

We have audited the accompanying consolidated balance sheets of Isotope Solutions Group, Inc. (a New York corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isotope Solutions Group, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred losses of $2,703,580 and $925,671 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, current liabilities exceed current assets by $999,673 and total liabilities exceed total assets by $855,285. These factors, and others discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



                                                  LAZAR LEVINE & FELIX LLP


New York, New York
February 8, 2002, except for the
last paragraph of Note 2, the date
of which is March 21, 2002

                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                   - ASSETS -

                                                                    2001          2000
                                                              -----------     ----------
CURRENT ASSETS:
     Cash and cash equivalents                                $    98,259    $ 1,032,563
     Fees receivable - net of allowance for
      doubtful accounts of $1,634,545 and $520,000
      for 2001 and 2000, respectively (Note 4a)                      -           181,647
     Income tax refund receivable                                    -            15,258
     Loans and advances - net (Note 4b)                            98,687         98,495
     Deferred tax asset (Note 10)                                    -            36,550
     Prepaid expenses and other                                   265,557         94,893
                                                              -----------    -----------

TOTAL CURRENT ASSETS                                              462,503      1,459,406
                                                              -----------    -----------
                                                                   65,481         90,209
                                                              -----------    -----------
FIXED ASSETS - NET (Note 5)

OTHER ASSETS:
     Intangible assets - net (Note 6)                              76,213         13,386
     Security deposits and other                                    2,694          2,694
     Deferred tax asset (Note 10)                                    -           104,787
                                                              -----------    -----------
                                                                   78,907        120,867
                                                              -----------    -----------

                                                              $   606,891    $ 1,670,482
                                                              ===========    ===========


               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $   832,176    $    91,287
     Notes payable (Note 7)                                       630,000           -
                                                              -----------    -----------

TOTAL CURRENT LIABILITIES                                       1,462,176         91,287
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)

SHAREHOLDERS' EQUITY (Notes 7, 8 and 9):
     Preferred stock, par value $.001; authorized 1,000,000
      shares; none issued and outstanding                            -              -
     Common stock, par value $.001; authorized 50,000,000
      shares; 11,052,232 shares issued and outstanding in
      2001 and 2000                                                11,052         11,052
     Additional paid-in capital                                 2,739,607      2,470,507
     Accumulated deficit                                       (3,605,944)      (902,364)
                                                              -----------    -----------

                                                                 (855,285)     1,579,195
                                                              -----------    -----------

                                                              $   606,891    $ 1,670,482
                                                              ===========    ===========



                             See accompanying notes.

                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                            2001               2000
                                                      -------------     -------------
  REVENUE:
    Management fees                                   $     869,667     $     884,249
    License fees                                             84,600           129,500
                                                      -------------     -------------
                                                            954,267         1,013,749

  COSTS AND EXPENSES:
    Costs of revenues                                       435,105           418,947
    Research and development                                952,633           791,336
    General and administrative expenses                   2,098,512           891,232
    Interest expense                                         79,613             3,030
    Interest and other income                               (29,490)          (24,518)
                                                      --------------    --------------
                                                          3,536,373         2,080,027

  LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES        (2,582,106)       (1,066,278)

    Provision (credit) for income taxes (Note 10)           121,474          (140,607)
                                                      --------------    --------------

  NET LOSS                                            $  (2,703,580)    $    (925,671)
                                                      ==============    ==============

  LOSS PER COMMON SHARE:

      Basic and diluted                               $       (0.24)    $       (0.11)
                                                      =============     =============

  WEIGHTED AVERAGE SHARES OUTSTANDING                    11,052,232         8,451,616
                                                      =============     =============














                             See accompanying notes.

                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                              Retained
                                                                                              Earnings           Total
                                                                         Additional         (Accumulated     Shareholders'
                                           Shares       Common Stock   Paid-In Capital         Deficit)     Equity (Deficit)
                                       -------------    ------------  ---------------    ----------------   ---------------
Balance at December 31, 1999               8,004,014    $      8,004  $       322,473     $      23,307     $      353,784

Shares issued in private placements        2,880,831           2,881        2,013,204                -           2,016,085

Compensatory shares                          167,387             167          134,830                -             134,997

Net loss for the year                             -               -                -           (925,671)          (925,671)
                                       -------------    ------------  ---------------    ---------------    ---------------

Balance at December 31, 2000              11,052,232          11,052        2,470,507          (902,364)         1,579,195

Compensatory options                              -               -            35,100                -              35,100

Warrants issued in connection
   with notes payable                             -               -           234,000                -             234,000

Net loss for the year                             -               -                 -        (2,703,580)        (2,703,580)
                                       -------------    ------------  ---------------    ---------------    ---------------

Balance at December 31, 2001              11,052,232    $     11,052  $     2,739,607     $  (3,605,944)    $     (855,285)
                                       =============    ============  ===============     ==============    ==============




















                             See accompanying notes.


                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                         2001            2000
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $(2,703,580)   $  (925,671)
     Adjustments to reconcile net loss to net cash
      flows from operating activities:
        Depreciation and amortization                     31,962         13,984
        Allowance for doubtful accounts                1,112,345        570,000
        Deferred taxes                                   141,337       (141,337)
        Compensatory shares                                 -           134,997
        Compensatory options                              35,100           -
        Amortization of discount on notes payable         64,700           -

     Changes in operating assets and liabilities:
        Fees receivable                                 (932,898)      (266,226)
        Prepaid expenses and other                        13,894        (85,131)
        Accounts payable and accrued expenses            740,889         17,146
        Deferred revenue                                    -           (72,000)
                                                     -----------    -----------
        Net cash (used) in operating activities       (1,496,251)      (754,238)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                              (5,232)       (93,940)
        Loans and advances                                 2,008       (147,940)
        Patent costs                                     (64,829)        (6,549)
                                                     -----------    -----------
        Net cash (used) in investing activities          (68,053)      (248,429)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from debt                            630,000           -
        Net proceeds from sale of common shares             -         2,016,085
                                                     -----------    -----------
        Net cash provided by financing activities        630,000      2,016,085
                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH                         (934,304)     1,013,418

CASH, BEGINNING OF YEAR                                1,032,563         19,145
                                                     -----------    -----------

CASH, END OF YEAR                                    $    98,259    $ 1,032,563
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid                                $       681    $     3,030
        Income taxes paid                                  2,020          3,901





                             See accompanying notes.

                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -  DESCRIPTION OF BUSINESS:

         Isotope Solutions Group, Inc., formerly known as EDG Capital, Inc. ("the Company"), was incorporated in the State of New York on August 13, 1990, and was considered a development stage company until September 2000. On September 13, 2000, the Company merged with Isotope Solutions Inc., ("ISI") a New York corporation formerly known as Molecular Radiation Management, Inc. ("the Acquisition"). In November 2001, the Company's Certificate of Incorporation was amended to change its name from EDG Capital, Inc. to Isotope Solutions Group, Inc.

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

         The merger was accounted for and retroactively restated as a recapitalization rather than a business combination and accordingly, no goodwill has been recognized in this transaction. Historical information presented herein, for periods prior to the merger, have been restated to reflect only the operations of ISI, the operating company and the new reporting entity. The Company, which had no operations prior to the recapitalization, has also adopted the fiscal year end of ISI, which is December 31.

         ISI is a biopharmaceutical company that began operations in 1998 as a medical group management company. Although most of its revenues are still derived from its medical group management operations, today ISI is focused primarily on the development of nuclear pharmaceutical technologies for therapeutic use in the treatment of various cancers. With the help of the medical groups it manages, ISI is developing two anti-cancer nuclear pharmaceutical technologies for which it owns the U.S. patent rights: 195mPt-Cisplatin ("Radioactive Cisplatin"), a radioactive variation of a commonly used chemotherapy drug, and colloidal P32 macro-aggregated albumin ("colloidal P32/MAA"), a nuclear-isotope use and delivery system. Pursuant to long-term contracts with these unrelated medical groups ("Practice Management Services Agreements"), ISI provides them with business, financial and marketing support while they conduct research and treat patients using ISI's technologies and traditional cancer treatment techniques. ISI charges the medical groups administrative fees for its services and license fees for the use of its nuclear pharmaceutical technologies in their practices. ISI owns all right, title and interest to any and all improvements to the nuclear pharmaceutical technologies that derive from the medical groups' research.

NOTE 2 - GOING CONCERN UNCERTAINTY:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the financial statements, the Company has incurred losses of $2,703,580 and $925,671 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, current liabilities exceed current assets by $999,673, total liabilities exceed total assets by $855,285 and the accumulated deficit aggregated $3,605,944. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

         Operating losses have had a negative effect on the Company's cash balance. During the past two years, the Company has not generated positive cash flows from operations and has funded its operations primarily with the proceeds from the sale of equity securities as well as from the proceeds of debt. The Company will need to raise more money to continue to finance its operations and expects that significant additional resources will need to be expended in order to continue its research and development activities.

         The Company is currently making a private offering of a minimum of 1,250,000 shares and a maximum of 2,500,000 shares of common stock to certain accredited investors, at a price of $2.00 per share. The offering will terminate on May 1, 2002. If the offering is completed, the Company plans to use the proceeds, less the related expenses, for capital expenditures and general corporate purposes, including internal research and development, clinical trials of its Radioactive Cisplatin technology, toxicity studies and patent fees. The net proceeds will be reduced by the principal amount of the convertible notes sold in August, September and December 2001, which will convert into common stock at a price of $2.00 per share upon the initial closing of the private offering. The Company cannot assure you that the offering will be completed or that it will be able to obtain the additional funding needed for operating requirements. The Company is offering the common stock in reliance on an exemption from registration for offers and sales of securities that do not involve a public offering. The offering has not been registered under the Securities Act of 1933, and the common stock may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. See also Note 7.

         In February and March 2002, subsequent to the balance sheet date, the Company received cash advances aggregating $30,000 from certain investors. The terms of these advances have not yet been determined.

NOTE 3 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      (a)     Principles of Consolidation:

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Isotope Solutions Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      (c)     Financial Instruments:

              The carrying amount of the Company's financial instruments, which include cash equivalents, fees receivable, loans and advances, accounts payable and debt, approximates their fair value at December 31, 2001 and 2000.

      (d)     Concentration of Credit Risk:

              Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and fees receivable. The Company, from time to time, maintains cash balances that exceed the federal depository insurance coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. With respect to fees receivable, the Company limits its credit risk by performing ongoing credit evaluations and, has a security interest in the accounts receivable of the medical groups it manages. See also
              Note 4.

       (e)    Cash and Cash Equivalents:

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 3-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (f)      Fixed Assets and Depreciation:

              Fixed assets are recorded at cost. Depreciation of the Company's fixed assets is computed using the straight-line and modified accelerated methods. Amortization of leasehold improvements is provided using the straight-line method over the term of the related lease. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of net income.

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

     (g)      Intangible Assets:

              Intangible assets are comprised of patents and intellectual property. All intangible assets are amortized using the straight-line method, over their remaining useful lives, ranging from 10 to 20 years. Intangibles are periodically reviewed to assess recoverability from future operations using undiscounted cash flows in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

     (h)      Stock-Based Compensation:

              The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for such stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under SFAS 123 "Accounting for Stock-Based Compensation" requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

              The Company applies SFAS 123 in accounting for stock options issued to nonemployees. The compensation cost that has been charged to operations for stock options issued to nonemployees was $35,100 for the 2001 year.

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

NOTE 3 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (j)     Revenue Recognition:

              The Company has entered into various agreements to provide full business support to various unrelated medical groups (See Note 1). The services the Company provides includes, but is not limited to, treatment and laboratory space, furnishings and equipment, medical supplies and medicines, clerical and other non-medical services and staff, managerial and administrative services, consulting, and billing and collection. Revenues generated from such services are recognized as such services are provided. In addition, the Company also licenses several patents to these medical groups for treating solid tumor cancer for which a monthly license fee is charged.

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

              The Agreements entered into with the medical groups do not provide for relief against amounts owed to the Company. Management fees owed are based on the original amounts billed, whether or not the medical groups experience write-offs of uncollectible amounts from their patients and/or their patients insurance carriers. However, the Company provides for an allowance against fees receivable to reflect the medical groups' ability to pay (i.e. cash generated by the medical groups upon collections of patient receivables). The Company has evaluated the patient receivables of each individual practice group, and, based on this analysis, has determined that an allowance of $1,634,545, the aggregate amount of fees receivable, is required at December 31, 2001.

     (k)      Marketing and Business Promotion:

              The Company expenses all marketing and business promotion expenditures as incurred. The Company incurred $175,039 and $76,209 in marketing and business promotion costs during 2001 and 2000, respectively.

     (l)      Research and Development Expenses:

              Research and development ("R&D") costs are charged to expense when incurred and aggregated $952,633 and $791,336 for 2001 and 2000, respectively. Expenses directly related to R&D activities include the purchase of nuclear products (isotopes), key-person life insurance on a research physician and consulting fees incurred in the development of the Company's technologies. The Company also allocates certain overhead costs to R&D such as: (a) officers' salaries and related expenses based on administrative time spent towards such activities; (b) rent based on space deemed utilized for such purposes; and (c) telephone based on usage.

NOTE 3 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

     (n)      New Accounting Standards:

              In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2000. The SAB required companies to report any changes in revenue recognition as a cumulative change in accounting principles at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting Changes". The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

              In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

              In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

              On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale.

NOTE 3 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (o)     Reclassifications:

              Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

NOTE 4 -      FEES RECEIVABLE/LOANS AND ADVANCES:

     (a)      Fees Receivable:

              As of December 31, 2001 and 2000, fees receivable consisted of management fees and license fees due from medical groups managed by the Company. In July 2001, the Company terminated its management/license agreement with one of the three medical groups it managed. The Company has evaluated the patient receivables of each individual practice group, and, based on this analysis, has determined that an allowance of $1,634,545, the aggregate amount of fees receivable, is required at December 31, 2001.

     (b)      Loans and Advances:

              The Company periodically makes working capital advances to the medical groups it manages. Such advances bear interest at an annual rate of 8%. Interest earned for 2001 and 2000 aggregated $12,359 and $1,680, respectively, and is included in the net balance receivable as of December 31, 2001 and 2000 of $98,687 and $98,495, respectively.

              Repayments made by the three medical groups are first applied to reduce the working capital advances and then to fees receivable.

              As of December 31, 2001 and 2000, the Company has recorded an allowance of $47,800 and $50,000, respectively, against the working capital balances of two groups in 2001 and one group in 2000.

NOTE 5 -      FIXED ASSETS:

              Fixed assets consisted of the following as of December 31, 2001 and 2000.

                                                        2001            2000
                                                    ------------   ------------
               Computer and telephone equipment     $    52,873    $     85,683
               Medical equipment                          5,229           5,229
               Furniture and fixtures                    11,516          21,052
               Leasehold improvements                    49,822          49,822
                                                    ------------   ------------
                                                        119,440         161,786
               Less: accumulated depreciation and
                     amortization                        53,959          71,577
                                                    ------------   ------------
                                                    $    65,481    $     90,209
                                                    ===========    ============

              Depreciation and amortization of fixed assets amounted to $29,959 and $13,428 for 2001 and 2000, respectively.

NOTE 6 - INTANGIBLE ASSETS - PATENTS:

         The Company owns all rights to three patents developed by a principal physician of one of the managed medical groups, which were assigned to ISI at a nominal cost of $1.00 each. The physician assigned the patents to ISI because ISI agreed to help him establish a practice and to provide the space, supplies, equipment and working capital advances, pursuant to the management/license agreement, to enable him to do so. Fees associated with establishing, filing and re-registering these patents have been capitalized and are being amortized over their remaining useful lives ranging from 10 to 20 years. Amortization for the years ended 2001 and 2000 aggregated $2,003 and $556, respectively.

NOTE 7 - NOTES PAYABLE :

         In August and September 2001, the Company raised $500,000 in a private placement from the sale of 10 units, each consisting of a convertible promissory note in the principal amount of $50,000 and a warrant to purchase 12,500 shares of Company common stock. These unsecured notes accrue interest at a rate of 8% per annum, mature one year from date of issuance and are automatically convertible into shares of common stock, at a price of $2.00 per share, upon the closing of a private offering of Company common stock. The warrants are exercisable for a period of five years at an exercise price of $2.00 per share.

         In December 2001, the Company raised $130,000 in a private placement from the sale of 2.6 units, each consisting of a convertible promissory note in the principal amount of $50,000 and a warrant to purchase 12,500 shares of our common stock. The notes accrue interest at a rate of 8% per annum and are automatically convertible into shares of common stock, at a price of $2.00 per share, upon the closing of a private offering of common stock. The notes are secured by a first priority security interest in our patent No. 6,074,626 covering "Radioactive Cisplatin in the Treatment of Cancer". The notes are payable on the earliest of (i) December 26, 2002, (ii) the date of the first closing of a pending private offering of common stock, (iii) the date of consummation of a sale of all or substantially all assets or a merger or consolidation involving Isotope Solutions Group, Inc. in which Isotope Solutions Group, Inc. is not the surviving entity, (iv) the date of consummation of the sale or exchange (including by way of merger) of all or substantially all outstanding shares of common stock, or (v) upon the termination of the pending private offering of common stock by the placement agent under certain circumstances. If the Company is unable to repay the principal and accrued interest on the notes when they become due, the Company could lose its patent rights to the Radioactive Cisplatin technology. These warrants are also exercisable for a period of five years at an exercise price of $2.00 per share.

         In accordance with APB No. 14, the proceeds of debt issued with stock purchase warrants should be allocated based on the fair value of the debt without the warrants and of the warrants themselves when issued. Accordingly, the Company has recorded deferred financing costs and additional paid-in capital of $234,000 for the value of the warrants. Such deferred costs are being charged to operations as additional interest expense over the term of the notes.

NOTE 8 - SHAREHOLDERS' EQUITY:

         In November 2001, the Company's Certificate of Incorporation was amended to change its name from EDG Capital, Inc. to Isotope Solutions Group, Inc., and to authorize the issuance of up to 1,000,000 shares of preferred stock, $.001 par value per share. The Company's authorized capital also consists of 50,000,000 shares of common stock, $.001 par value per share.

         As discussed in Note 1, the Company issued an aggregate of 7,440,005 shares of its common stock to the former shareholders of ISI in exchange for their shares of ISI's capital stock, in a merger transaction accounted for retroactively as a recapitalization. Simultaneously with this recapitalization, the Company effected a 2.57315-for-one stock split in the form of a stock dividend.

         All share and per share amounts reflect the stock split and recapitalization for all periods presented.

         In May 2000, the Company issued 60,000 (post split) shares of its common stock for net proceeds of $15,000 in a private placement.

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

         In July 2001, the Company issued options to purchase a total of 30,000 shares of the Company's stock at an exercise price of $3.00 per share to two consultants, and accordingly, recognized $35,100 of compensation expense.

NOTE 9 - STOCK OPTION PLAN:

         In September 2000, the Company adopted the EDG Capital, Inc. 2000 Long-Term Incentive Plan. In November 2001, the Company amended the Plan to change the name to the Isotope Solutions Group, Inc. 2000 Long-Term Incentive Plan (the "Plan") and to increase the maximum number of shares of common stock that may be issued under the Plan to 2,500,000 shares from 1,247,983. The Plan, which expires on December 31, 2010, authorizes the grant of individual incentive stock options or non-qualified options to purchase shares of the Company's common stock. As of December 31, 2001, the Company had issued options to purchase an aggregate of 1,003,000 shares of common stock under the Plan.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000; risk-free interest rate of 4.54% and 6.02% respectively, dividend yield of 0% for both years, volatility factor of the expected market price of the Company's common stock of 78% and 13% respectively, and a weighted-average expected life of the option of 2 1/2 years for both years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                         2001             2000
                                                                     ------------      -----------
         Pro forma net (loss)                                        $(2,832,535)      $(978,171)
         Pro forma (loss) per common share:
              Basic and diluted                                          (0.26)           (0.12)


         A summary of the Company's stock option activity, and related information for the years ended December 31, 2000 and 2001 follows:
                                                                                            Weighted-
                                                                                            Average
                                                                                            Exercise
                                                                         Options              Price
                                                                     ------------       -------------
         Outstanding at January 1, 2000                                        -             $    -
         Granted                                                          673,000              0.81
         Exercised                                                            -                   -
                                                                    ------------------ --------------
         Outstanding at December 31, 2000                                 673,000             0.81
         Granted                                                          405,000             2.75
         Exercised                                                             -                 -
         Forfeited                                                        (75,000)            0.99
                                                                    ------------------ --------------
         Outstanding at December 31, 2001                               1,003,000             1.59
                                                                    =============             ====

         Exercisable at the end of December 31, 2000                           -
                                                                    =============
         Exercisable at the end of December 31, 2001                      231,000
                                                                    =============

         Weighted-average fair value of options granted
           during 2000                                              $        0.52
                                                                    =============
         Weighted-average fair value of options granted
           during 2001                                              $        1.07
                                                                    =============

         The weighted-average remaining contractual life of these options is 3 years.

NOTE 10 - INCOME TAXES:

         The provision (credit) for income taxes is composed of the following:

                                             2001              2000
                                       -------------     -------------
                   Current:
                     Federal           $          -      $          -
                     State                        -                 -

                   Deferred:
                     Federal                  94,750          (110,236)
                     State                    26,724           (30,371)
                                       -------------     --------------
                                       $     121,474     $    (140,607)
                                       =============     ==============

         At December 31, 2001, the Company has net operating loss carryforwards
         (NOLs) of approximately $2,125,000 for income tax purposes that expire in years beginning 2020 and accordingly has a deferred tax asset of approximately $722,000. The Company has not recorded a deferred tax asset since utilization of such is dependent on future taxable profits and it is unknown at the present time when future taxable profits will be realized.

         The components of deferred income taxes are as follows:

                                                     2001         2000
                                                 ----------    ----------
             Net operating loss carryforward     $ 722,000     $ 246,337
             Less:  valuation allowance           (722,000)     (105,000)
                                                 ----------    ----------
                                                 $       -     $ 141,337
                                                 ==========    ==========

         The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                               2001      2000
                                                            -------     -------
            Tax at U.S. statutory rates                     (34.00)%    (34.00)%
            State income taxes net of federal tax benefit    (5.28)      (5.91)
            Other - including net operating loss             34.58       26.72
                                                           -------      ------
                                                             (4.70)%    (13.19)%
                                                           ========    ========

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

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

     (d) Government Regulations:

         The Company is subject to significant governmental regulations since a pharmaceutical product generally cannot be sold in the United States until it has been approved by the Food and Drug Administration ("FDA"). Clinical testing and the FDA approval process for a new product usually lasts several years and involves substantial financial and other resources.

NOTE 12 - ECONOMIC DEPENDENCY:

         The Company purchased raw materials for its nuclear pharmaceuticals primarily from two suppliers in 2001 and 2000. Purchases approximated $46,175 and $118,130, for 2001 and 2000, respectively.

NOTE 13 - LEGAL PROCEEDINGS:

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

Independent Auditors' Report



To the Board of Directors
Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine
Garden City, New York

We have audited the accompanying balance sheet of Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine (a New York corporation) as of December 31, 2001, and the related statements of operations and deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The 2000 financial statements were compiled by us. We did not audit or review those financial statements and, accordingly, express no opinion or other form of assurance on them.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the financial statements, the Company incurred a net loss of $970,266 for the year ended December 31, 2001 and has also incurred a substantial loss for the previous year. As of December 31, 2001, current liabilities/liabilities exceed current assets/assets by $1,316,474. These factors, and the others discussed in Note 6 of the notes to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



                                               KURCIAS, JAFFE & COMPANY LLP


January 28, 2002
Great Neck, New York


                          STANLEY E. ORDER, M.D., P.C.,
                       D/B/A CENTER FOR MOLECULAR MEDICINE
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

ASSETS                                                  2001             2000
                                                        ----             ----
                                                      (audited)      (unaudited)
Current Assets:
 Cash                                                   5,000     $     17,628
 Accounts receivable, net                              93,687          182,654
 Other current assets                                  65,601           65,705
                                                  ------------------------------

Current Assets / Total Assets                     $   164,288     $    265,987
                                                  ==============================

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY)

Current Liabilities:
 Management/licensing fee payable - ISI           $ 1,236,637     $    486,677
 Working capital advances - ISI                       121,540           55,169
 Accounts payable and other current liabilities       122,585           61,989

                                                  ------------------------------
Current Liabilities                                 1,480,762          603,835
                                                  ------------------------------

Long - term Liabilities                                     -            8,360

Total Liabilities                                   1,480,762          612,195
                                                  ------------------------------

Stockholder's (Deficiency):
 Common stock, $.001 par value, 1,000 shares
   authorized, issued and outstanding                       1                1
 Additional paid-in capital                                99               99
 Accumulated (Deficit)                             (1,316,574)        (346,308)
                                                  ------------------------------

Stockholder's (Deficiency)                         (1,316,474)        (346,208)
                                                  ------------------------------

Total Liabilities and Stockholder's (Deficiency)  $   164,288      $   265,987
                                                  ==============================






                             See accompanying notes.

                          STANLEY E. ORDER, M.D., P.C.,
                       D/B/A CENTER FOR MOLECULAR MEDICINE
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     2001           2000
                                                     ----           ----
                                                   (audited)     (unaudited)
Fee revenue                                     $   754,273     $    945,037
                                                ----------------------------

Operating expenses:
  Doctors' compensation                             420,417          430,000
  Management/licensing fee - ISI                    754,530          794,444
  Insurance                                          80,529           48,191
  Other operating expenses                          468,783           66,444
                                                ----------------------------

Total operating expenses                          1,724,259        1,339,079
                                                ----------------------------

Operating (loss)                                   (969,986)        (394,042)

Provision for state income taxes                       (280)            (280)
                                                ----------------------------

Net (loss)                                         (970,266)        (394,322)

Retained earnings (deficit) -
    Beginning of year                              (346,308)          48,014
                                                -----------------------------

Accumulated (deficit) - End of year             $(1,316,574)      $ (346,308)
                                                =============================













                             See accompanying notes.

                          STANLEY E. ORDER, M.D., P.C.,
                       D/B/A CENTER FOR MOLECULAR MEDICINE
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                            2001             2000
                                                            ----             ----
                                                         (audited)        (unaudited)
Cash flows provided (used) by operating activities:
Net (loss)                                             $  (970,266)      $  (394,322)
                                                       -----------------------------
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
  Allowance for doubtful accounts                           89,771           (11,466)
(Increase) decrease in:
 Accounts receivable                                          (804)          229,324
 Prepaid licensing fee                                           -            72,000
 Other current assets                                          104           (34,309)
Increase (decrease) in:
 Accounts payable and other current liabilities             60,596            27,910
 Management/licensing fee payable - ISI                    749,960            51,256
 Long - term liabilities                                    (8,360)            8,360
                                                       -----------------------------

Total adjustments                                          891,267           343,075
                                                       ----------------------------

Cash flows (used) by operating activities                  (78,999)          (51,247)
                                                       -----------------------------

Cash flows provided by financing activities:
Proceeds from working capital advances                     212,802            55,169
Payments of working capital advances                      (146,431)                -
                                                       -----------------------------

Cash flows provided by financing activities                 66,371            55,169
                                                       -----------------------------

Net (decrease) increase  in cash and equivalents           (12,628)            3,922

Cash and equivalents - Beginning of year                    17,628            13,706
                                                       -----------------------------

Cash and equivalents - End of year                     $     5,000      $     17,628
                                                       =============================



Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                               $     5,893      $      1,281
Income taxes                                           $       280      $        380



                             See accompanying notes.

                          STANLEY E. ORDER, M.D., P.C.,
                       D/B/A CENTER FOR MOLECULAR MEDICINE
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

         Stanley E. Order, M.D., P.C., doing business as the Center for Molecular Medicine ("the Company"), was incorporated in New York on May 8, 1997. The Company specializes in radiation oncology research and treatment. Radiation oncology is the treatment of tumors through radiation. The Company employs two physicians, Stanley E. Order, M.D., Sc.D, F.A.C.R. and Wayne S. Court, Ph.D., M.D. From the time of its incorporation through December 1, 1997, the Company had no operations. The Company commenced operations in December 1997, when it entered into an exclusive, full service, thirty-year management/licensing agreement with Isotope Solutions Inc. ("ISI") formerly known as Molecular Radiation Management Inc. (Reference is made to the note regarding the management/licensing agreement with ISI).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         MATTERS

         Use of estimates
         ----------------

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

         Fair value of financial instruments
         -----------------------------------

         Statement of Financial Accounting Standards No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107) requires disclosure of the estimated fair values of financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in a forced liquidation. The carrying amount of the Company's financial instruments, which include cash, accounts receivable, accounts payable, management/licensing fees payable and working capital advances payable, approximates their fair value as of December 31, 2001 and 2000.

         Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         MATTERS (Continued)

         Concentration of credit risk
         ----------------------------
         The Company maintains a bank account at a high quality bank. At various times during the year, the Company's cash in bank balances may exceed the federally insured limits of $100,000. The Company has not incurred any losses on this account. Management believes it is not exposed to any significant credit risk regarding the bank account.

         Concentration of working capital advances - ISI
         -----------------------------------------------
         At times, the Company receives working capital advances to help fund its day to day operations. Working capital advances are borrowed from ISI on an as needed basis and bear interest at an annual rate of 8%. (Reference is made to the note regarding working capital advances). If ISI were unable to lend the Company working capital advances it could have a substantial impact on the Company's ability to fund their day to day operations.

         Personnel
         ---------
         Substantially all of the medical functions of the Company are performed by two doctors, Stanley E. Order, M.D. and Wayne S. Court, M.D. If the Company were to lose either of these two doctors it could have a substantial impact on the Company's operations.

         Reclassifications
         -----------------
         Certain reclassifications have been made to the prior years' financial statements to conform to classifications used in the current period.

         Cash and cash equivalents
         -------------------------
         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

         Allowance for doubtful accounts
         -------------------------------
         As of December 31, 2001, the allowance for doubtful accounts totaled $99,384. The Company based the 2001 allowance on a detailed analysis of patients' receivable balances as of December 31, 2001. As of December 31, 2000, the allowance for doubtful accounts totaled $9,613. The Company based the 2000 allowance on five percent (5%) of gross accounts receivable as of December 31, 2000. Management believes that the above are reasonable estimates of doubtful accounts as of December 31, 2001 and 2000.

         Income taxes
         ------------
         The Company has available at December 31, 2001, unused net operating loss carryforwards of approximately $1,215,000 that may be applied against future taxable income. This unused operating loss carryforward will expire in the years 2018 through 2021, with the majority of the loss carryforward expiring in the years 2020 and 2021. The Company has not recorded a deferred tax asset since utilization of such a deferred tax asset is dependent on future taxable profits and it is unknown at the present time when future taxable profits will be realized.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         MATTERS (Continued)

         Income taxes (continued)
         -----------------------
         The components of the provision for Federal and State income taxes for the year ended December 31, 2001 and 2000, is as follows:

                                                   2001           2000
                                                 -------        -------
                Federal income taxes             $     -        $     -
                State income taxes                   280            280
                                                 -------        ------
                  Total                          $   280        $   280
                                                 =======        =======

         State income taxes are comprised of minimum New York State income taxes to which the Company is subject.

         Revenue recognition
         -------------------
         The Company earns fees from evaluating and treating cancer patients. Revenues generated from such services are recognized as such services are provided.

         New accounting standards
         ------------------------

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2000. The SAB required companies to report any changes in revenue recognition as a cumulative change in accounting principles at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting Changes". The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

         In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 did not have a material impact on the Company's operating results or financial position.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
         MATTERS (Continued)

         New accounting standards (continued)
         ------------------------------------

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale." The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

NOTE 3 - COMITTMENTS AND CONTINGENCIES

         Management/licensing agreement - Isotope Solutions Inc.
         -------------------------------------------------------

         On December 1, 1997, the Company entered into an exclusive, full service thirty-year management/licensing agreement with Isotope Solutions Inc. ("ISI"), expiring on November 30, 2027. Pursuant to the agreement, ISI provides the Company with a fully equipped and furnished research laboratory and treatment space and all necessary supplies, including the components of nuclear pharmaceuticals. ISI also provides the Company with all clerical personnel and other non-medical personnel sufficient to manage the Company's practice and research activities. Under the agreement, ISI also licenses to the Company the methods for treating solid tumor cancers covered by ISI patents. In addition, ISI also provides the group with a range of consulting and practice management services, including billing and collection.

         Per the agreement, the Company is obligated to continue its research relating to ISI's nuclear pharmaceutical technologies and ISI owns all right, title and interest in and to any and all improvements to the nuclear pharmaceutical technologies that derive from the Company's research.

         -------------------------------------------------------------------

         The management/license agreement provides that the Company will pay license fees on a monthly basis and management fees on a weekly and monthly basis. The weekly management fee covers consulting, billing and collection services and medical supplies. The monthly management fee covers treatment and laboratory space, furnishings and equipment, clerical services and staff and managerial and administrative services. The billing and collection services portion of the weekly management fee is based upon a percentage of the medical group's billings. The consulting and medical supplies portions of the weekly management fee are each equal to ISI's actual costs plus a percentage of such costs as a markup. The weekly fee markup and the monthly license and management fees are set each year in advance by mutual agreement of the parties. Fees under the agreement totaled $754,530 and $794,444 for the years ended December 31, 2001 and 2000, respectively. The fees include $60,000 and $72,000 of license fees for the years ended December 31, 2001 and 2000, respectively.

         Pursuant to the agreement, ISI maintains a security interest in all of the Company's accounts receivable.

         Either party, due to a non-compliance of terms, may terminate the agreement under the agreement. However, the agreement contains certain non-competition and restrictive covenants against the Company, if the agreement is terminated, regardless of any reason.

         The agreement also allows ISI to purchase the Company for $100 if it should ever become lawful for ISI to acquire and operate the Company.

         The agreement also outlines terms for any working capital advances made to the Company. (Reference is made to the note regarding working capital advances).

         Stanley E. Order, M.D. - physician's employment contract
         --------------------------------------------------------
         On January 1, 1998, the Company entered into a three` year employment agreement, expiring on December 31, 2000, with its sole stockholder and president, Stanley E. Order, M.D. This agreement was amended and modified on January 1, 2000, and again modified effective December 1, 2001, and expires on December 31, 2003.

         ------------------------------------------------------------------

         The original agreement provided for an annual salary of $300,000 to be paid to Dr. Order. Beginning January 1, 2000, the agreement was modified to an annual salary of $180,000 based on a three-day workweek. Dr. Order had been working four days a week through December 31, 1999. Subsequently, beginning December 1, 2001, the agreement was modified to an annual salary of $65,000 based on a one-day workweek. Other compensation that the Company is to provide to Dr. Order, under the agreement, includes various employee benefits. Moreover, per the agreement, the Company is to maintain, for the benefit of Dr. Order, medical malpractice insurance coverage under primary and excess policies with respect to all patients seen on behalf of the practice, with coverage of at least $1 million per event and $3 million in the aggregate. Present coverage is $1 million per event and $3 million in the aggregate.

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

         Wayne S. Court, M.D. - physician's employment contract
         ------------------------------------------------------

         On July 15, 1998, the Company entered into a one-year employment agreement, which expired on July 14, 1999, with Wayne S. Court, M.D. This agreement has similar terms to Dr. Order's employment agreement with the Company (reference is made to the note regarding Physician's employment agreement with Dr. Stanley E. Order, M.D.). However, this agreement provides for an annual salary of $250,000 to be paid to Dr. Court. In addition, the agreement provides for an annual bonus of up to $150,000 to be paid to Dr. Court. The bonus is to be determined annually by the Board of Directors. This contract is currently on a month to month basis and has yet to be formally renewed. Furthermore, Dr. Court is to be employed on a full time basis of five days per week. Present malpractice insurance coverage on Dr. Court is $1 million per event and $3 million in the aggregate.

         Government Regulations
         ----------------------

         The Company is subject to significant governmental regulations since in the United States the Food and Drug Administration ("FDA") must approve a pharmaceutical product before it can be sold. Clinical testing and the FDA approval process for a new product usually lasts several years and involves substantial financial and other resources.

         -------------------------------------------------------------------

         Legal Matter
         ------------

         On April 30, 2001 Dr. Stanley E. Order received a letter from Associates in Radiation Oncology, P.A. ("AROPA") which claimed that AROPA was entitled to 50% of all royalties or fees obtained by Dr. Order from patent No. 5,538,726. AROPA's claim is apparently based on an agreement between Dr. Order and Cooper Hospital/University Medical Center dated June 5, 1991, pursuant to which Dr. Order became a clinical professor of radiology at the Robert Wood Johnson Medical School and a member of AROPA. Dr. Order left the medical school and ended his relationship with AROPA in December 1997, when he formed Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine. The agreement between Dr. Order and Cooper Hospital/University Medical Center provided that in the event that research was carried out with any corporate entity on a royalty or percentage return basis, Dr. Order would receive 50% of the income, 25% would be remitted to a certain Radiation Research Fund, which is now defunct, and 25% would be remitted to AROPA. The agreement also provided that in the event Dr. Order severed his relationship with AROPA, his percentage payment of any royalty payments or fees would continue.

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

NOTE 4 - WORKING CAPITAL ADVANCES

         The Company periodically receives working capital advances from ISI. Such advances bear interest at an annual rate of 8%. Interest incurred on these advances was $5,802 and $169 for the years ended December 31, 2001 and 2000, respectively. Working capital advances payable were $121,540 and $55,169 as of December 31, 2001 and 2000, respectively.


NOTE 5 - RELATED PARTIES

         The Vice President of the Company, Shraga David Aranoff, is also the Chief Operating Officer of Isotope Solutions Group, Inc.

NOTE 6 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses beginning in 2000. In addition, at December 31, 2001, current liabilities exceed total assets by $1,316,474. Further, the Company has recently relied on ISI to provide working capital advances in order to fund the Company's day to day operations.

         In view of these matters, the Company, without the availability of working capital advances, may be unable to continue as a going concern.

         Management believes that the Company will be able to continue to obtain working capital advances on an as needed basis. Furthermore, management believes that they are taking necessary steps to help reverse the above matters.