Form 10QSB
period 2002-03-31
ISOTOPE SOLUTIONS GROUP INC
filed 2002-05-15
CIK 869709

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period-ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                       Commission File Number 33-37674-NY

                          ISOTOPE SOLUTIONS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           New York                                   11-3023098
--------------------------------           ---------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                    700 Stewart Avenue, Garden City, NY 11530
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (516) 222-7749
                           --------------------------
                           (Issuer's telephone number)

                                EDG Capital, Inc.
                     -------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES     X      NO
                                          ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,458,987 shares of common stock, par value $.001 per share, were outstanding on May 13, 2002.

Transitional Small Business Disclosure Format (Check one):  YES       NO   X
                                                                ---       ---

                          ISOTOPE SOLUTIONS GROUP, INC.
                                   - INDEX -

                                                                         Page(s)
                                                                         ------
PART I.      Financial Information:

Item 1. Consolidated Financial Statements of Isotope Solutions Group, Inc. and Subsidiary:

             Consolidated Balance Sheets - March 31, 2002 (unaudited),
             and December 31, 2001                                          3

             Consolidated Statements of Operations (unaudited) -
             Three Months Ended March 31, 2002, and 2001                    4

             Consolidated Statements of Cash Flows (unaudited) -
             Three Months Ended March 31, 2002, and 2001                    5

             Notes to Consolidated Financial Statements of
             Isotope Solutions Group, Inc. and Subsidiary (unaudited)     6 - 9

             SUPPLEMENTAL INFORMATION:

             Condensed Financial Statements of Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine:

             Condensed Balance Sheets as of March 31, 2002 (unaudited),
             and December 31, 2001 (audited)                               10

             Condensed Statements of Operations and Accumulated Deficit (unaudited) for the Three Months Ended March 31, 2002,
             and 2001                                                      11

             Condensed Statements of Cash Flows (unaudited) for the Three
             Months Ended March 31, 2002, and 2001                         12

             Notes to Condensed Financial Statements of Stanley E. Order,
             M.D., P.C., d/b/a Center for Molecular Medicine (unaudited)   13

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  14 - 22

PART II.     Other Information                                             23

Item 2.      Changes in Securities and Use of Proceeds                     23

Item 6.      Exhibits and Reports on Form 8-K                              23

SIGNATURES                                                                 24

                                            See notes to consolidated financial
statements.

3
#326208 v03   08433-0003-000
                          PART I. Financial Information
Item 1. Financial Statements
----------------------------

                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  --------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                   - ASSETS -

                                                                        March 31,           December 31,
                                                                          2002                  2001
                                                                      ------------         -------------
                                                                      (unaudited)
CURRENT ASSETS:
     Cash                                                             $     11,568        $       98,259
     Fees receivable - net of allowance for doubtful accounts of                 -                     -
      $1,806,831 and $1,634,545 for 2002 and 2001, respectively
     Loans and advances -  net                                              55,023                98,687
     Prepaid expenses and other                                            189,192               265,557
                                                                      ------------        --------------
TOTAL CURRENT ASSETS                                                       255,783               462,503
                                                                      ------------        --------------
                                                                            58,121                65,481
                                                                      ------------        --------------
FIXED ASSETS - NET

OTHER ASSETS:
     Intangible assets - net                                                85,404                76,213
     Security deposits and other                                             2,694                 2,694
                                                                      ------------        --------------
                                                                            88,098                78,907
                                                                      ------------        --------------

                                                                      $    402,002        $      606,891
                                                                      ============        ==============


                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                            $  1,070,381        $      832,176
     Notes payable                                                         680,000               630,000
                                                                      ------------        --------------

TOTAL CURRENT LIABILITIES                                                1,750,381             1,462,176
                                                                      ------------        --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, par value $.001; authorized 1,000,000
      shares; none issued and outstanding                                        -                     -
     Common stock, par value $.001; authorized 50,000,000
      shares; 11,052,232 shares issued and outstanding
      in 2002 and 2001                                                      11,052                11,052
     Additional paid-in capital                                          2,739,607             2,739,607
     Accumulated deficit                                                (4,099,038)           (3,605,944)
                                                                      -------------       ---------------

                                                                        (1,348,379)             (855,285)
                                                                      -------------       ---------------

                                                                      $    402,002        $      606,891
                                                                      ============        ==============


         See notes to consolidated financial statements.

                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  --------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                   March 31,
                                                    -------------------------------------
                                                            2002                2001
REVENUE:
  Management fees                                    $        153,686    $        265,999
  License fees                                                 18,600              23,700
                                                     ----------------    ----------------
                                                              172,286             289,699
                                                     ----------------    ----------------

COSTS AND EXPENSES:
  Costs of revenues                                            79,168             144,046
  Research and development                                    176,948             265,638
  General and administrative expenses                         341,224             466,860
  Interest expense                                             72,032                   -
  Interest and other income                                    (3,992)            (16,027)
                                                     -----------------   -----------------
                                                              665,380             860,517
                                                     ----------------    ----------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES              (493,094)           (570,818)

  Provision (credit) for income taxes                               -                   -
                                                     ----------------    ---------------

NET LOSS                                             $       (493,094)   $       (570,818)
                                                     ================    =================

LOSS PER COMMON SHARE:

    Basic and diluted                                $           (.04)   $          (.05)
                                                     ================    ================

WEIGHTED AVERAGE SHARES OUTSTANDING                        11,052,232          11,052,232
                                                     ================    ================



          See notes to consolidated financial statements.

                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  --------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)


                                                                             Three Months Ended
                                                                                   March 31,
                                                                     -------------------------------------
                                                                           2002                 2001
                                                                     ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $     (493,094)      $    (570,818)
     Adjustments to reconcile net loss to net cash flows
      from operating activities:
        Depreciation and amortization                                          8,477                5,768
        Allowance for doubtful accounts                                      166,442              205,000
        Amortization of discount on notes payable                             58,500                  -
     Changes in operating assets and liabilities:
        Fees receivable                                                     (172,286)            (272,899)
        Prepaid expenses and other                                            17,865               17,126
        Accounts payable and accrued expenses                                238,205              166,265
                                                                      ---------------      --------------
          Net cash (used in) operating activities                           (175,891)            (449,558)
                                                                      ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          -                (313)
     Loans and advances                                                       49,508             (65,916)
     Patent costs                                                            (10,308)                  -
                                                                      --------------     ---------------
          Net cash provided by (used in) investing activities                 39,200             (66,229)
                                                                      --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt                                                       50,000                   -
                                                                      --------------     ---------------
           Net cash provided by financing activities                          50,000                   -
                                                                      --------------     ---------------

NET (DECREASE) IN CASH                                                       (86,691)           (515,787)

CASH, BEGINNING OF PERIOD                                                     98,259           1,032,563
                                                                      --------------     ---------------

CASH, END OF PERIOD                                                   $       11,568      $      516,776
                                                                      ==============      ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                    $            -      $           -
                                                                      ==============      =============
     Income taxes paid                                                $            -      $           -
                                                                      ==============      =============

             See Notes to consolidated financial statements.

                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  --------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (UNAUDITED)

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

          Pursuant to the Agreement, all of ISI's outstanding common stock, excluding its treasury stock which was cancelled, was converted into the right to receive an aggregate of 7,440,005 shares of the Company's common stock. Simultaneously with the closing of the Acquisition, the Company (a) effected a 2.57315 for one stock split in the form of a stock dividend payable to shareholders of record on August 23, 2000 (with all fractional shares being rounded up), and (b) raised gross proceeds of $2,100,000 from a private placement to accredited investors of 2,603,844 shares of common stock at a price of $.8065 per share.

          The merger was accounted for and retroactively restated as a recapitalization rather than a business combination and, accordingly, no goodwill has been recognized in this transaction. Historical information presented herein for periods prior to the merger have been restated to reflect only the operations of ISI, the operating company and the new reporting entity. The Company, which had no operations prior to the recapitalization, has also adopted the fiscal year end of ISI, which is December 31.

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

                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  --------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (UNAUDITED)

NOTE 2 -  GOING CONCERN UNCERTAINTY:

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses of $493,094, $2,703,580 and $925,671 for the three months ended March 31, 2002, and the years ended December 31, 2001 and 2000, respectively. At March 31, 2002, current liabilities exceed current assets by $1,494,598, total liabilities exceed total assets by $1,348,379 and the accumulated deficit aggregated $4,099,038. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

          Operating losses have had a negative effect on the Company's cash balance. During the past two years and three months, the Company has not generated positive cash flows from operations and has funded its operations primarily with the proceeds from the sale of equity securities as well as from the proceeds of debt and investor advances. The Company will need to raise more money to continue to finance its operations and expects that significant additional resources will need to be expended in order to continue its research and development activities.

          Between September 2001 and May 2002, the Company made a private offering of a minimum of 1,250,000 shares and a maximum of 2,500,000 shares of common stock to certain accredited investors, at a price of $2.00 per share. The offering ended on May 1, 2002, without being consummated.

          During the three months ended March 2002, the Company received cash advances aggregating $50,000 from certain investors. In April and May 2002, subsequent to the balance sheet date, the Company received additional cash advances aggregating $100,000 from certain of these investors. The terms of these advances have not yet been determined.

NOTE 3 -  EARNINGS (LOSS) PER COMMON SHARE:

          Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding, on the face of the statements of operations.

          Basic earnings (loss) per common share is calculated by dividing net income (loss) for the period by the weighted average number of shares outstanding for each respective period in accordance with SFAS No.
          128. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Due to losses in 2002 and 2001, such potentially dilutive securities are not included in the computation of diluted loss per share because the effect would be to reduce the loss per share.

          All per share and weighted average share amounts have been restated to reflect the stock split referred to in Note 1.

                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  --------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (UNAUDITED)

NOTE 4 -  RECLASSIFICATIONS:

          Certain reclassifications have been made to the 2001 consolidated statements of operations and cash flows to conform to classifications used in 2002.

NOTE 5 -  NOTES PAYABLE:

          In August 2001, the Company raised $500,000 in a private placement from the sale of 10 units, each consisting of a convertible promissory note in the principal amount of $50,000 and a warrant to purchase 12,500 shares of Company common stock. These unsecured notes accrue interest at a rate of 8% per annum and were automatically convertible into shares of common stock, at a price of $2.00 per share, upon the closing of a private offering of Company common stock that was pending when the notes were issued (the "Private Offering"). The notes are payable on the earliest of (i) the first anniversary of the date of issuance, (ii) the date of the first closing of the Private Offering,
          (iii) the date of consummation of a sale of all or substantially all assets or a merger or consolidation involving the Company in which the Company is not the surviving entity, (iv) the date of consummation of the sale or exchange (including by way of merger) of all or substantially all outstanding shares of common stock, or (v) upon the termination of the Private Offering by the placement agent under certain circumstances. The Private Offering expired by its terms on May 1, 2002, without causing the notes to become due. The warrants are exercisable for a period of five years at an exercise price of $2.00 per share.

          In December 2001, the Company raised $130,000 in a private placement from the sale of 2.6 units, each consisting of a convertible promissory note in the principal amount of $50,000 and a warrant to purchase 12,500 shares of our common stock. The notes accrue interest at a rate of 8% per annum and were automatically convertible into shares of common stock, at a price of $2.00 per share, upon the closing of the Private Offering. The notes are secured by a first priority security interest in our patent No. 6,074,626 covering "Radioactive Cisplatin in the Treatment of Cancer". The notes are payable on the earliest of (i) December 26, 2002, (ii) the date of the first closing of the Private Offering, (iii) the date of consummation of a sale of all or substantially all assets or a merger or consolidation involving the Company in which the Company is not the surviving entity, (iv) the date of consummation of the sale or exchange (including by way of merger) of all or substantially all outstanding shares of common stock, or (v) upon the termination of the Private Offering by the placement agent under certain circumstances. The Private Offering expired by its terms on May 1, 2002, without causing the notes to become due. If the Company is unable to repay the principal and accrued interest on the notes when they become due, the Company could lose its patent rights to the Radioactive Cisplatin technology. These warrants are also exercisable for a period of five years at an exercise price of $2.00 per share.

          In accordance with APB No. 14, the proceeds of debt issued with stock purchase warrants should be allocated based on the fair value of the debt without the warrants and of the warrants themselves when issued. Accordingly, the Company recorded deferred financing costs and additional paid-in capital of $234,000 for the value of the warrants. Such deferred costs are being charged to operations as additional interest expense over the term of the notes.

          During the three months ended March 2002, the Company received cash advances aggregating $50,000 from certain investors. In April and May 2002, subsequent to the balance sheet date, the Company received additional cash advances aggregating $100,000 from certain of these investors. The terms of these advances have not yet been determined.

                  ISOTOPE SOLUTIONS GROUP, INC. AND SUBSIDIARY
                  --------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (UNAUDITED)

NOTE 6 -  SUBSEQUENT EVENTS:

          On April 22, 2002, the Company issued 406,755 shares of common stock to Davis & Gilbert LLP, its corporate and securities counsel, at a price of $1.05 per share. Davis & Gilbert paid the purchase price by canceling an aggregate of $427,093 of accrued fees owed by the Company. The subscription agreement between the Company and Davis & Gilbert gives Davis & Gilbert piggyback registration rights. The subscription agreement also provides that, in the event the Company consummates a private placement offering of common stock or equivalents to third party investors by October 22, 2002, at a price that is higher or lower than $1.05 per share, the number of shares of common stock issued to Davis & Gilbert will be increased or decreased so that the effective price paid by Davis & Gilbert for each share it purchased is the same as the price per share of common stock (or the equivalent thereof) paid by the third party investors in the subsequent offering. Davis & Gilbert also agreed not to sell the shares until six months after the date a registration statement in which they are included is declared effective by the Securities and Exchange Commission or April 22, 2003, whichever is earlier.

SUPPLEMENTAL INFORMATION:

                          STANLEY E. ORDER, M.D., P.C.,
                       D/B/A CENTER FOR MOLECULAR MEDICINE
                            CONDENSED BALANCE SHEETS

                                                          March 31, 2002        December 31, 2001
                                                           (unaudited)             (audited)
                                                          --------------        -----------------
ASSETS
Current Assets:
 Cash                                                     $     24,498              $     5,000
 Accounts receivable, net                                      105,387                   93,687
 Other current assets                                           48,488                   65,601
                                                          -------------            ------------
Current Assets / Total Assets                             $    178,373             $    164,288
                                                          =============           =============

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY)
Current Liabilities:
  Management/licensing fee payable - ISI                 $  1,404,423             $  1,236,637
  Working capital advances - ISI                               74,724                  121,540
  Accounts payable and other current liabilities              134,169                  122,585
                                                         ------------             ------------
Current Liabilities / Total Liabilities                     1,613,316                1,480,762
                                                         ------------             ------------

COMMITMENTS AND CONTINGENCIES

Stockholder's (Deficiency):
 Common stock, $.001 par value, 1,000 shares
 authorized, issued and outstanding                                 1                        1
  Additional paid-in capital
                                                                   99                       99
  Accumulated (Deficit)                                    (1,435,043)              (1,316,574)
                                                        -------------             ------------

Stockholder's (Deficiency)                                 (1,434,943)              (1,316,474)
                                                        -------------             ------------

Total Liabilities and Stockholder's (Deficiency)        $     178,373             $    164,288
                                                        =============             ============

                          STANLEY E. ORDER, M.D., P.C.,
                       D/B/A CENTER FOR MOLECULAR MEDICINE
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                    2002           2001
                                               --------------    ------------
Fee revenue                                    $     206,285     $   173,107
                                               -------------     ------------

Operating expenses:
 Doctors' compensation                                78,750         107,500
 Management/licensing fee - ISI                      167,786         224,264
 Insurance                                            19,515          18,771
 Other operating expenses                             58,703          45,906
                                               -------------     ------------

Total operating expenses                             324,754         396,441
                                               -------------     ------------

Operating (loss)                                    (118,469)       (223,334)

Provision (credit) for income taxes                     -               -
                                               -------------     ------------

Net (loss)                                          (118,469)       (223,334)

Accumulated (deficit) - Beginning of period       (1,316,574)       (346,308)
                                               --------------    -----------

Accumulated (deficit) - End of period          $  (1,435,043)    $  (569,642)
                                               =============     ===========

                          STANLEY E. ORDER, M.D., P.C.,
                       D/B/A CENTER FOR MOLECULAR MEDICINE
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                            March 31,
                                                                   2002              2001
                                                            ----------------    --------------
Cash flows provided (used) by operating activities:
Net (loss)                                                  $      (118,469)    $     (223,334)
                                                            ---------------     --------------
Adjustments to reconcile net (loss) income to
net cash provided (used) by operating activities:
    Allowance for doubtful accounts                                 (39,705)             2,413
Changes in operating assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                               28,005            (48,254)
   Prepaid expenses and other current assets                         17,112             17,140
Increase (decrease) in:
   Accounts payable and other current liabilities                    11,585           (18,689)
   Management/licensing fee payable - ISI                           167,786            224,264
   Other long - term liabilities                                          -            (8,360)
                                                            ---------------    ---------------

Total adjustments                                                   184,783            168,514
                                                            ---------------    ---------------

Cash flows provided by (used in) operating activities                66,314           (54,820)
                                                            ---------------    ---------------

Cash flows provided by financing activities:
Proceeds from working capital advances                                6,084             56,803
Repayments of working capital advances                              (52,900)           (15,000)
                                                            ---------------    ---------------

Cash flows (used in) provided by financing activities               (46,816)            41,803
                                                            ---------------    ---------------

Net increase (decrease) in cash and equivalents                      19,498            (13,017)

Cash and equivalents - Beginning of period                            5,000             17,628
                                                            ---------------    ---------------

Cash and equivalents - End of period                        $        24,498     $        4,611
                                                            ===============    ===============



Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest                                                    $            -      $           -
                                                            ==============     ==============
Income taxes                                                $            -      $           -
                                                            ==============     ============== =

        STANLEY E. ORDER, M.D., P.C., D/B/A CENTER FOR MOLECULAR MEDICINE
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS:

                  Stanley E. Order, M.D., P.C., doing business as the Center for Molecular Medicine ("the Company"), was incorporated in New York on May 8, 1997. The Company specializes in radiation oncology research and treatment. Radiation oncology is the treatment of tumors through radiation. The Company employs two physicians, Stanley E. Order, M.D., Sc.D, F.A.C.R. and Wayne S. Court, Ph.D., M.D. From the time of its incorporation through December 1, 1997, the Company had no operations. The Company commenced operations in December 1997, when it entered into an exclusive, full service, 30-year management/licensing agreement with Isotope Solutions Inc. ("ISI") formerly known as Molecular Radiation Management Inc.

                  The accompanying unaudited condensed financial statements are being included as supplemental information to Form 10-QSB of Isotope Solutions Group, Inc. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                  License fees and management fees from the medical groups we manage generated approximately $1,968,000 in gross revenues in the two-year period ended December 31, 2001, including $1,754,000 in management fees and $214,000 in license fees. We generated additional management fees of approximately $154,000 and license fees of approximately $19,000 during the three-month period ended March 31, 2002. The license fee billed to the Center for Molecular Medicine in 2001 was $60,000. In December 2001 we set the license fee to be paid by the Center for Molecular Medicine in 2002 at $60,000.

                  As of March 31, 2002, the Center for Molecular Medicine owed us an aggregate of approximately $1,404,000 against fees billed in 2002, 2001 and 2000. As of March 31, 2002, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, owed us approximately $81,000 against fees billed in 2002, 2001 and 2000, and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, owed us approximately $321,000 against fees billed in 2001 and 2000. We evaluated the medical groups' ability to pay, and, based on this analysis, we determined that an allowance of approximately $1,807,000, the aggregate amount of fees receivable, is required at March 31, 2002. The medical groups have not paid a substantial portion of the fees due us because the number of patients treated by them declined significantly beginning in 2001. This decline is largely attributable to the commencement of formal FDA clinical trials of the P32/MAA technology in December 2000, which resulted in limitations on patient enrollment and eligibility.

                  At March 31, 2002, the Center for Molecular Medicine was owed approximately $165,000 for services rendered to its patients, Mitchell
         E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology had no receivables from its patients and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, was owed approximately $19,000 for services rendered to its patients.

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

                  From time to time we may retain consultants to assist us in connection with our efforts to license our technologies and enter into joint development arrangements. To date, we have retained several consultants for this purpose. We have agreed to pay certain compensation to the consultants, including contingent compensation payable upon the closing of a partnering or financing transaction with a third party introduced by the consultant.

                  Through March 31, 2002, approximately 55% of the patients treated by the medical groups we manage are enrolled in the clinical studies of our colloidal P32/MAA technology and approximately 1% are enrolled in third party clinical studies. Approximately 44% of the patients treated by the medical groups are not enrolled in any formal study being conducted by the medical groups.

         CRITICAL ACCOUNTING POLICIES

                  Revenue Recognition:

                  Pursuant to the management/license agreements with the medical groups that we manage, we provide the medical groups with laboratory and treatment space and all necessary supplies, including the components of our nuclear pharmaceuticals. We also provide the medical groups with all clerical personnel and other non-medical personnel necessary to manage the groups' practice and research activities. Pursuant to the agreements, we also license our nuclear pharmaceutical technologies to the groups and provide the groups with a range of consulting and practice management services, including billing and collection. In return, we charge the medical groups license fees on a monthly basis and management fees on a weekly and monthly basis. The weekly management fee covers consulting, billing and collection services and medical supplies. The monthly management fee covers treatment and laboratory space, furnishings and equipment, clerical services and staff and managerial and administrative services. The billing and collection services portion of the weekly management fee is based upon a percentage of the medical group's billings. The consulting and medical supplies portions of the weekly management fee are each equal to our actual costs plus a percentage of such costs as a markup. The weekly fee markup and the monthly license and management fees are set each year in advance by mutual agreement of the parties. Revenues generated from such services are recognized as such services are provided. The license fees we charge the medical groups for the use of our colloidal P-32 patented technology are set each year in advance at a level that is intended to reflect the expected usage of the licensed technology by the medical group during the year. Revenues generated from such licensing arrangements are recognized on a monthly basis.

                  Use of Estimates:

                  The management/license agreements entered into with the medical groups do not provide for relief against amounts owed to us. Management fees owed are based on the original amounts billed, whether or not the medical groups experience write-offs of uncollectible amounts from their patients and/or their patients insurance carriers. However, we provide for an allowance against fees receivable to reflect the medical groups' ability to pay. The medical groups' ability to pay is based on an evaluation of its patient receivables, net of liabilities. Cash received from the medical groups is first applied to reduce working capital advances made and is then applied to fees receivable.

                  Clinical Trials Expense:

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

         RESULTS OF OPERATIONS

         Three Months Ended March 31, 2002 and 2001

         Revenues

                  Revenues for the three months ended March 31, 2002, were $172,286, as compared to $289,699 for the three months ended March 31, 2001. This decrease of $117,413, or 40.5%, was due primarily to the reduction of fees generated in the medical groups we manage as a result of our focus on the development of our nuclear pharmaceutical technologies in the second half of 2001. To date, patient accrual, and income derived from the treatment of those patients, has been dependent to a great extent on our public relations efforts and the resulting media exposure. Our revenues have fluctuated depending on the timing of media exposure. Approximately $50,000 of this decrease was due to the termination of our management/license agreement with New York Medical Oncology, P.C., d/b/a Center for Medical Oncology in July 2001, when the group's principal physician, Dr. Ira Braunschweig, left the group to accept a position in the Oncology Department of Brooklyn Hospital.

         Costs and Expenses

                  Costs of revenues were $79,168 for the three months ended March 31, 2002, and $144,046 for the three months ended March 31, 2001. This decrease of $64,878, or 45.0%, was primarily the result of the termination of our management/license agreement with New York Medical Oncology, P.C., d/b/a Center for Medical Oncology in July 2001.

                  Research and development ("R&D") expenses decreased from $265,638 for three months ended March 31, 2001, to $176,948 for the three months ended March 31, 2002. This decrease of $88,690, or 33.4%, was primarily a result of the Company's advertising and public relations efforts to accrue patients for our clinical trials research during the first quarter of 2001. We did not advertise in the first quarter of 2002.

                  R&D expenses for the three months ended March 31, 2002, are broken down as follows:

                  Colloidal P32/MAA technology          $      76,970
                  Radioactive Cisplatin technology             96,598
                  Other                                         3,380
                                                        -------------
                                                        $     176,948
                                                        =============

                  General and administrative expenses were $341,224 for the three months ended March 31, 2002, and $466,860 for the three months ended March 31, 2001. This decrease of $125,636, or 26.9%, was primarily due to professional fees incurred in the submission of a registration statement to the Securities and Exchange Commission and a decrease in our bad debt expense against fees receivable of approximately $39,000.

                  Interest expense was $72,032 for the three months ended March 31, 2002. There was no interest expense for the three months ended March 31, 2001. Interest expense is recognized on the notes payable issued in August, September and December 2001, as well as advances received from certain investors in the three months ended March 31, 2002, the terms of which have not been determined (see "Liquidity and Capital Resources" below). Additionally, the amortization of the discount related to the warrants issued in connection with the notes payable resulted in interest costs that were not present in the corresponding period of the prior year.

         Net Loss

                  For the three months ended March 31, 2002, we had a net loss of $493,094 ($0.04 per share) versus a net loss of $570,818 ($0.05 per share) for the three months ended March 31, 2001. This decrease in the loss was due to the items as described above.

         LIQUIDITY AND CAPITAL RESOURCES

                  At March 31, 2002, our balance sheet reflected cash of $11,568, negative working capital of $1,494,598 and a current ratio of approximately 0.1 to 1. At December 31, 2001, the balance sheet reflected cash of $98,259, negative working capital of $999,673 and a current ratio of 0.3 to 1. This net decrease in cash and working capital is primarily attributable to the aging of accounts payable due to costs incurred on behalf of the medical groups we managed, for which we have not been repaid through management fees charged to them. This decrease was partially offset by advances received from certain investors to fund our ongoing operations, as further discussed below.

                  In addition to losses realized during 2001, we sustained further operating losses of $493,094 during the three months ended March 31, 2002, and as of that date had a net worth deficiency of $1,348,379. We believe that our current cash reserves are insufficient to finance our operations and we are actively seeking additional funding. To continue our current operations at existing levels, we will require approximately $1,600,000 of additional funds over the next 12 months.

                  We filed an Investigational New Drug Application with the FDA for the study of our Radioactive Cisplatin technology on June 4, 2001, and on July 9, 2001, we received approval from the FDA to commence the clinical studies. We continue to incur significant costs in connection with the launch of the Phase I studies. We expect that these costs may exceed $5,000,000 during the first year of the studies. Without additional funding, we will not be able to launch the Phase I studies of our Radioactive Cisplatin technology. Therefore, we need to raise additional funds through equity or debt offerings. Additional funding may not be available to us on favorable terms, or at all. Our ability to obtain such additional funding and to achieve our operating goals is uncertain.

                  In August 2001, we raised $500,000 in a private placement in which we sold, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, 10 units, each consisting of a convertible promissory note in the principal amount of $50,000 and a warrant to purchase 12,500 shares of our common stock. These unsecured notes accrue interest at a rate of 8% per annum and were automatically convertible into shares of our common stock, at a price of $2.00 per share, upon the closing of a private offering of our common stock that was pending when the notes were issued. The notes are payable on the earliest of (i) the first anniversary of the date of issuance, (ii) the date of the first closing of the private offering of common stock,
         (iii) the date of consummation of a sale of all or substantially all assets or a merger or consolidation involving Isotope Solutions Group, Inc. in which Isotope Solutions Group, Inc. is not the surviving entity, (iv) the date of consummation of the sale or exchange (including by way of merger) of all or substantially all outstanding shares of common stock, or (v) upon the termination of the private offering of common stock by the placement agent under certain circumstances. The private offering expired by its terms on May 1, 2002, without causing the notes to become due. The warrants are exercisable for a period of five years at an exercise price of $2.00 per share.

                  In December 2001, we raised $130,000 in a private placement in which we sold, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, 2.6 units, each consisting of a convertible promissory note in the principal amount of $50,000 and a warrant to purchase 12,500 shares of our common stock. The notes accrue interest at a rate of 8% per annum and were automatically convertible into shares of our common stock, at a price of $2.00 per share, upon the closing of a private offering of our common stock that was pending when the notes were issued. The notes are secured by a first priority security interest in our patent No. 6,074,626 covering "Radioactive Cisplatin in the Treatment of Cancer". The notes are payable on the earliest of (i) December 26, 2002, (ii) the date of the first closing of the private offering of common stock, (iii) the date of consummation of a sale of all or substantially all of our assets or a merger or consolidation involving Isotope Solutions Group, Inc. in which Isotope Solutions Group, Inc. is not the surviving entity, (iv) the date of consummation of the sale or exchange (including by way of merger) of all or substantially all of our outstanding shares of common stock, or
         (v) upon the termination of the private offering of common stock by the placement agent under certain circumstances. The private offering expired by its terms on May 1, 2002, without causing the notes to become due. If we are unable to repay the principal and accrued interest on the notes when they become due, we could lose our patent rights to our Radioactive Cisplatin technology. These warrants are also exercisable for a period of five years at an exercise price of $2.00 per share.

                  The proceeds of debt issued with the stock purchase warrants related to the August and December 2001 financings are allocated based on the fair value of the debt without the warrants and of the warrants themselves when issued. Accordingly, we recorded deferred financing costs and additional paid-in capital of $234,000 for the value of the warrants. Such deferred costs are being charged to operations as additional interest expense over the term of the notes.

                  During the three months ended March 2002, the Company received cash advances aggregating $50,000 from certain investors. In April and May 2002, subsequent to the balance sheet date, the Company received additional cash advances aggregating $100,000 from certain of these investors. The terms of these advances have not yet been determined.

                  Between September 2001 and May 2002, we made a private offering of a minimum of 1,250,000 shares and a maximum of 2,500,000 shares of our common stock to certain accredited investors, at a price of $2.00 per share. The offering ended on May 1, 2002, without being consummated.

                  We continue to pursue several different possible ways to solve our existing liquidity problems. We are seeking additional financing through private financing sources, including equity or debt financing. We are evaluating proposals for strategic transactions such as a merger or the sale of certain segments of our business operations.

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

                  From time to time we may retain consultants to assist us in connection with our efforts to license our technologies and enter into joint development arrangements. To date, we have retained several consultants for this purpose. We have agreed to pay certain compensation to the consultants, including contingent compensation payable upon the closing of a partnering or financing transaction with a third party introduced by the consultant.

                  Pursuant to our management/license agreements with the medical groups that we manage, we have provided the medical groups with working capital advances from time to time. The table below describes the working capital advances we have made to each of Stanley E. Order, M.D., P.C., d/b/a Center for Molecular Medicine, Mitchell E. Levine, M.D., P.C., d/b/a Center for Neuro-Oncology, and New York Medical Oncology, P.C., d/b/a Center for Medical Oncology, and the payments we have received from the medical groups against the advances:

                                                 1997
                                                through                                      March 31,
                                                  1999          2000          2001             2002
                                             ------------    ----------    -----------     -----------
  Stanley E. Order, M.D., P.C.
  Advances                                    $  147,506    $    75,000   $    207,000     $     4,000
  Repayments                                  $ (147,506)       (20,000)      (146,431)        (52,900)
  Interest                                             -            169          5,802           2,084
                                              ----------    -----------   ------------     ------------
  Advances receivable - end of period                  -    $    55,169   $    121,540     $    74,724

  Mitchell E. Levine, M.D., P.C.
  Advances                                           555              -              -               -
  Repayments                                           -           (555)             -               -
  Interest                                             -              -              -               -
                                             -----------    ------------  ------------     -----------
   Advances receivable - end of period        $      555              -              -               -

  New York Medical Oncology, P.C.
  Advances                                             -         91,816         69,064               -
  Repayments                                           -              -       (144,000)         (3,000)
  Interest                                             -          1,510          6,557             308
                                             -----------   ------------   ------------     -----------
   Advances receivable - end of period       $         -   $     93,326   $     24,947     $    22,255


                  As of March 31, 2002, we recorded a provision of $41,956 against working capital advances receivable from the medical groups.

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


         FORWARD-LOOKING STATEMENTS

                  Some of the statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. You can identify these statements by the following words:

                     o    "may"              o   "plans"
                     o    "will"             o   "expects"
                     o    "should"           o   "believes"
                     o    "estimates"        o   "intends"

         and similar expressions. We cannot guarantee our future results, performance or achievements. Our actual results and the timing of corporate events may differ significantly from the expectations discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, the risks described in Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2001, including our limited operating history, history of losses, need to raise additional capital, the high risk nature of our business and our dependence on a few managed medical groups, as well as our ability to protect our intellectual property rights.

                           Part II. Other Information

         Item 2. Changes in Securities

                  The following table sets forth certain information with respect to our issuance of certain securities during and after the quarter ended March 31, 2002, without registration of such securities under the Securities Act:

          Securities           Date                                                     Exemption
             Sold              Sold            Purchaser          Consideration          Claimed      Use of Proceeds
          ----------           ----            ---------          -------------         ----------     --------------
         406,755 shares     April 22, 2002    Davis & Gilbert     Cancellation of       Section 4(2)   We did not
         of common stock                      LLP, our general    accrued fees and                     receive cash
                                              counsel             disbursements for                    proceeds for
                                                                  legal services                       these securities

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                 On January 3, 2002, we filed a Form 8-K regarding (i) the consummation of a private placement of $130,000 of units of our securities, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and (ii) the status of a private placement offering of our common stock, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

                                   SIGNATURES


        In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        Date:  May 15, 2002      By:/s/   Jack Schwartzberg
                                    ----------------------------------
                                 Jack Schwartzberg, Chief
                                 Executive Officer and President


        Date:  May 15, 2002      By:/s/   Shraga D. Aranoff
                                    ---------------------------------------
                                 Shraga D. Aranoff, Vice President
                                 and Treasurer (Principal Financial Officer)